Form 10-Q
period 2011-06-30
Marina District Development Company, LLC
filed 2011-08-15
CIK 1517008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 333-173275-01
____________________________________________________
Marina District Development Company, LLC
(Exact name of registrant as specified in its charter)
 ____________________________________________________

New Jersey	22-3598642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Borgata Way, Atlantic City, New Jersey 08401
(Address of principal executive offices) (Zip Code)

(609) 317-1000
(Registrant’s telephone number, including area code)
 __________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

All of the common equity interests of Marina District Finance Company, Inc. are held by Marina District Development Company, LLC. All of the common equity interests of Marina District Development Company, LLC are held by Marina District Development Holding Company, LLC.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

PART I. Financial Information

Item  1.    Financial Statements
Unless otherwise indicated, all historical consolidated financial information in this Quarterly Report on Form 10-Q is information regarding Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”). MDFC is a 100% owned finance subsidiary of MDDC. MDDC has fully and unconditionally guaranteed MDFC's securities. Unless otherwise indicated or required by the context, the terms “we,” “our,” “us” and the “Company” refer to MDDC and MDFC.
The accompanying unaudited condensed consolidated financial statements of MDDC have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2010, included in the Company's Registration Statement on Form S-4, as filed with the SEC on May 19, 2011 and declared effective by the SEC on May 26, 2011.
The results for the periods indicated are unaudited, however, such results reflect all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$20,845	$42,099
Accounts receivable, net	31,507	30,224
Inventories	4,327	4,387
Prepaid expenses and other current assets	5,206	10,545
Deferred income taxes	1,317	1,221
Total current assets	63,202	88,476
Property and equipment, net	1,289,491	1,312,196
Investment in unconsolidated subsidiary, net	4,570	5,185
Debt financing costs, net	6,731	6,736
Other assets, net	35,818	33,928
Total assets	$1,399,812	$1,446,521
LIABILITIES AND MEMBER EQUITY
Current liabilities
Accounts payable	$3,234	$7,797
Income taxes payable, net	6,627	6,504
Accrued liabilities	95,951	94,735
Total current liabilities	105,812	109,036
Long-term debt, net	796,096	835,370
Deferred income taxes	13,245	13,922
Other long-term tax liabilities	11,247	10,792
Other liabilities	16,831	15,870
Commitments and contingencies (Note 6)
Member equity	456,581	461,531
Total liabilities and member equity	$1,399,812	$1,446,521
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Operating revenues:
Gaming	$162,138	$164,530	$313,994	$318,306
Food and beverage	37,058	35,994	71,523	70,357
Room	29,817	27,704	56,108	54,106
Other	10,596	10,696	19,900	20,539
Gross revenues	239,609	238,924	461,525	463,308
Less promotional allowances	56,853	52,032	109,679	101,350
Net revenues	182,756	186,892	351,846	361,958
COSTS AND EXPENSES
Operating costs and expenses:
Gaming	65,367	66,948	130,424	130,934
Food and beverage	18,031	17,423	33,956	33,393
Room	3,753	3,459	6,890	6,409
Other	8,545	8,615	15,855	16,320
Selling, general and administrative	33,017	31,841	63,546	62,281
Maintenance and utilities	15,338	15,646	30,600	31,644
Depreciation and amortization	16,228	18,236	32,519	36,615
Other items and write-downs, net	852	12	929	80
Preopening expenses	92	—	92	—
Total operating costs and expenses	161,223	162,180	314,811	317,676
Operating income	21,533	24,712	37,035	44,282
Other expense
Interest expense	21,328	5,588	42,069	11,132
Total other expense	21,328	5,588	42,069	11,132
Income (loss) before state income taxes	205	19,124	(5,034)	33,150
State income taxes	(204)	(1,837)	84	(3,343)
Net income (loss)	$1	$17,287	$(4,950)	$29,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER EQUITY
Six Months Ended June 30, 2011
(Unaudited and in thousands)

	Capital Contributions	Retained Earnings	Total Member Equity
Balances, January 1, 2011	$446,700	$14,831	$461,531
Net loss	—	(4,950)	(4,950)
Balances, June 30, 2011	$446,700	$9,881	$456,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(4,950)	$29,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,519	36,615
Amortization of debt financing costs	684	2,037
Amortization of discounts on senior secured notes	1,626	—
Deferred income taxes	(773)	(328)
Provision for doubtful accounts	2,179	1,712
Noncash asset write-downs	929	80
Other operating activities	615	1,149
Changes in operating assets and liabilities:
Accounts receivable	(3,462)	1,188
Inventories	60	(785)
Prepaid expenses and other current assets	5,339	1,325
Income taxes receivable/payable	123	(1,403)
Other long-term tax assets	110	101
Other assets, net	(2,008)	(2,123)
Accounts payable and accrued liabilities	(3,491)	2,564
Other long-term tax liabilities	455	384
Other liabilities	961	(396)
Net cash provided by operating activities	30,916	71,927
Cash Flows from Investing Activities
Capital expenditures	(10,591)	(8,142)
Investment in unconsolidated subsidiary, net	—	(675)
Net cash used in investing activities	(10,591)	(8,817)
Cash Flows from Financing Activities
Borrowings under bank credit facility	365,700	343,953
Payments under bank credit facility	(406,600)	(396,700)
Debt financing costs, net	(679)	(295)
Distributions to member	—	(35,023)
Net cash used in financing activities	(41,579)	(88,065)
Decrease in cash and cash equivalents	(21,254)	(24,955)
Cash and cash equivalents, beginning of period	42,099	46,894
Cash and cash equivalents, end of period	$20,845	$21,939

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$48,450	$9,835
Cash paid for income taxes	—	2,000
Supplemental Disclosure of Non-Cash Investing Activities
Payables for capital expenditures	$144	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), is the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”). MDFC is a 100% owned finance subsidiary of MDDC. MDDC has fully and unconditionally guaranteed MDFC's securities. Unless otherwise indicated or required by the context, the terms “we,” “our,” “us” and the “Company” refer to MDDC and MDFC.

MDDC was incorporated in July 1998 and has been operating since July 2003. MDFC was incorporated in 2000 and has been a wholly-owned subsidiary of MDDC since its inception. We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"), located on a 45.6-acre site at Renaissance Pointe within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. The property is an upscale destination resort that features a 160,000 square foot casino and 2,769 guest rooms and suites, comprised of 1,971 guest rooms and suites at the Borgata hotel and 798 guest rooms and suites at The Water Club. Borgata features six fine-dining restaurants, six casual dining restaurants, eight quick dining options, 16 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Its location at Renaissance Pointe provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. (“BAC”), a wholly-owned subsidiary of Boyd Gaming Corporation (“Boyd”), and MAC, Corp. (“MAC”), a second tier, wholly-owned subsidiary of MGM Resorts International (“MGM”). The joint venture operates pursuant to an operating agreement between BAC and MAC (the "Operating Agreement"), under which BAC and MAC each originally held a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company (“MDDHC”).

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our condensed consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 15 wholly-owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Illinois, Louisiana, Mississippi and Indiana.

On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (the “NJDGE”). BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

Upon the transfer of the MGM Interest into the Divestiture Trust, MGM relinquished all of its specific participating rights under the Operating Agreement, and Boyd effectively obtained control of Borgata. As a result, beginning on March 24, 2010, our financial position and results of operations have been included in the consolidated financial statements of Boyd. This resulting change in control required acquisition method accounting by Boyd in accordance with the authoritative accounting guidance for business combinations; however, there was no resulting direct impact on our consolidated financial statements. Accordingly, our financial position and results of operations as reported herein will differ from the results as consolidated with and separately reported by Boyd, as certain fair value and other acquisition method accounting adjustments have not been pushed down to our stand-alone consolidated financial statements.

Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with the instructions for generally accepted accounting principles in the United States (“GAAP”), have been condensed or omitted, although we believe that the disclosures made herein are adequate to make the information reliable in these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our audited financial statements for the year ended December 31, 2010, included in our registration statement on Form S-4, as filed with the SEC on May 19, 2011, and declared effective by the SEC on May 26, 2011. The condensed

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

consolidated balance sheet as of December 31, 2010, as presented herein, has been derived from our audited financial statements.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2011 and December 31, 2010, and the results of our operations for the three and six months ended June 30, 2011 and 2010, and our cash flows for the six months ended June 30, 2011 and 2010. Our operating results and our cash flows recorded during these respective interim periods are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods.

Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of MDDC and MDFC. All material intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with maturities of three months or less at their date of purchase on deposit with high credit quality financial institutions. The carrying values of these instruments approximate their fair values due to their short maturities.

Accounts Receivable, Net
Accounts receivable consist primarily of casino, hotel and other receivables. Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount. The allowance is estimated based on specific review of customer accounts as well as management's experience with collection trends in the casino industry and current economic and business conditions. As a result, the net carrying value approximates fair value.

Property and Equipment, Net
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the asset's useful life or term of the lease.

The estimated useful lives of our major components of property and equipment are:

Building and improvements	10 through 40 years
Furniture and equipment	3 through 7 years

Gains or losses on disposals of assets are recognized as incurred, using the specific identification method. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For an asset that is to be disposed of, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If an asset is under development, future cash flows include remaining construction costs. All resulting recognized impairment charges are recorded as operating expenses.

Investment In Unconsolidated Subsidiary, Net
Investment in unconsolidated subsidiary is accounted for under the equity method. Under the equity method, carrying value is adjusted for our share of the investees' earnings and losses, as well as capital contributions to and distributions from this entity.

We evaluate our investment in this unconsolidated subsidiary for impairment when events or changes in circumstances indicate that the carrying value of such investment may have experienced an other-than-temporary decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

determine whether such impairment is other-than-temporary based on our assessment of all relevant factors.

Debt Financing Costs
Debt financing costs, which include legal and other direct costs related to the issuance of our outstanding debt, are deferred and amortized to interest expense over the contractual term of the underlying long-term debt using the effective interest method. In the event that our debt is modified, repurchased or otherwise reduced prior to its original maturity date, we ratably reduce the unamortized debt financing costs.

Long-Term Debt, Net
Long-term debt is reported at amortized cost. The discounts on the senior secured notes and the transaction costs paid to the initial purchasers upon issuance are recorded as adjustments to the face amounts of our outstanding debt. These resulting differences between the net proceeds upon issuance of the senior secured notes and the face amounts of the senior secured notes are accreted to interest expense using the effective interest method.

Income Taxes
MDDC is not taxable as a single member LLC for federal income tax purposes; thus, all of its income is attributable to its member, MDDHC. MDDHC is treated as a partnership for federal income tax purposes; therefore, federal income taxes are the responsibility of its members. In New Jersey, casino partnerships are subject to state income taxes under the New Jersey Casino Control Act; therefore, MDDC, considered a casino partnership, is required to record New Jersey state income taxes. In 2004, MDDC was granted permission by the state of New Jersey, pursuant to a ruling request, to file a consolidated New Jersey corporation business tax return with the members of its parent, MDDHC. The amounts reflected in the condensed consolidated financial statements are reported as if MDDC was taxed for state purposes on a stand-alone basis; however, MDDC files a state consolidated tax return with the members of MDDHC.

The amounts due to these members, included in the consolidated state income tax return of MDDC, are a result of the respective tax attributes each have contributed to such consolidated state tax return. A reconciliation of the components of our stand-alone state income taxes payable is presented below:

	June 30, 2011	December 31, 2010
	(In thousands)
Amounts payable to members of MDDHC	$7,025	$6,902
Amounts receivable - State	(398)	(398)
Income taxes payable, net	$6,627	$6,504

Revenue Recognition
Gaming revenue represents the net win from gaming activities, which is the aggregate difference between gaming wins and losses. The majority of our gaming revenue is counted in the form of cash and chips and therefore is not subject to any significant or complex estimation procedures. Cash discounts, commissions and other incentives to customers related to gaming play are recorded as a reduction of gross gaming revenues as promotional allowances.

Room revenue recognition criteria are met at the time of occupancy.

Food and beverage revenue recognition criteria are met at the time of service.

Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives such as cash, goods and services (such as complimentary rooms and food and beverages) earned in our loyalty programs. We reward customers, through the use of loyalty programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for restricted free play slot machine credits and complimentary goods and services. We record the estimated retail value of these goods and services as revenue and then record a corresponding deduction as promotional allowances.

The amounts included in promotional allowances are as follows:

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Rooms	$17,824	$17,057	$34,609	$34,120
Food and beverage	13,837	14,054	27,713	28,102
Other	25,192	20,921	47,357	39,128
Total promotional allowances	$56,853	$52,032	$109,679	$101,350

The estimated costs of providing such promotional allowances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Rooms	$5,590	$5,559	$11,139	$10,932
Food and beverage	10,331	10,382	20,511	20,639
Other	2,997	2,770	5,471	5,246
Total cost of promotional allowances	$18,918	$18,711	$37,121	$36,817

Gaming Taxes
We are subject to taxes based on gross gaming revenues in New Jersey. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense in the condensed consolidated statements of operations. These taxes were $11.4 million and $12.1 million during the three months ended June 30, 2011 and 2010, respectively, and were $23.3 million and $24.4 million during the six months ended June 30, 2011 and 2010, respectively.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated allowance for doubtful accounts receivable, the estimated useful lives for depreciable and amortizable assets, measurement of our equity investment, estimated cash flows in assessing the recoverability of long-lived assets, certain tax liabilities, self-insured liability reserves, various loyalty point programs, fair values of assets and liabilities measured at fair value, fair values of assets and liabilities disclosed at fair value, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements
A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 2.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Land	$87,301	$87,301
Buildings and improvements	1,390,663	1,391,304
Furniture and equipment	295,159	297,831
Construction in progress	13,010	7,330
Total property and equipment	1,786,133	1,783,766
Less accumulated depreciation	496,642	471,570
Property and equipment, net	$1,289,491	$1,312,196
Depreciation expense was $16.2 million and $18.2 million during the three months ended June 30, 2011 and 2010, respectively, and was $32.5 million and $36.5 million during the six months ended June 30, 2011 and 2010, respectively. Major items included in construction in progress at June 30, 2011 and December 31, 2010, consisted of various capital projects currently in process.
We test certain of these property and equipment assets for recoverability if a recent operating cash flow loss, combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses, is associated with the use of a long-lived asset.
Impairment is the condition that exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value.

NOTE 3.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARY, NET
In 2006, we entered into an agreement with two other Atlantic City casinos (both of which are owned by Caesars Entertainment Corporation, formerly Harrah's Entertainment Inc.) to form Atlantic City Express Service, LLC ("ACES"). With each member having a 33.3% interest, this New Jersey limited liability company was formed for the purpose of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic City, which operations commenced in February 2009. Each member has guaranteed, jointly and severally, liability for all terms, covenants and conditions of the ACES agreement with New Jersey Transit consisting primarily of the necessary operating and capital expenses of ACES. The responsibilities of the managing member will rotate annually among the members. We did not make contributions to or receive distributions from ACES during the six months ended June 30, 2011. Our investment in ACES declined to $4.6 million at June 30, 2011 from $5.2 million dollars at December 31, 2010 due to our share of the losses of ACES over this period.

NOTE 4.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Accrued interest expense	$22,964	$31,656
Accrued payroll and related expenses	24,727	18,609
Acccrued gaming liabilities	18,172	19,470
Accrued expenses and other liabilities	30,088	25,000
Total accrued liabilities	$95,951	$94,735

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 5.    LONG-TERM DEBT, NET
In August 2010, MDFC closed a $950 million debt financing, consisting of the establishment of a $150 million new payment priority secured revolving credit facility and the issuance of $800 million of aggregate principal amount of notes. MDDC is the guarantor of both the bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay the former credit facility; and (iii) make a one-time distribution to our joint venture owners.

Long-term debt, net consists of the following:

	Outstanding Principal	Unamortized Discount	Unamortized Origination Fees	Long-Term Debt, Net
	(In thousands)
	June 30, 2011
Bank credit facility	$20,000	$—	$—	$20,000
9.50% Senior Secured Notes due 2015	400,000	(3,644)	(8,558)	387,798
9.875% Senior Secured Notes due 2018	400,000	(2,531)	(9,171)	388,298
	$820,000	$(6,175)	$(17,729)	$796,096

	December 31, 2010
Bank credit facility	$60,900	$—	$—	$60,900
9.50% Senior Secured Notes due 2015	400,000	(3,969)	(9,319)	386,712
9.875% Senior Secured Notes due 2018	400,000	(2,648)	(9,594)	387,758
	$860,900	$(6,617)	$(18,913)	$835,370

Bank Credit Facility
Significant Terms
Our bank credit facility provides for a $150 million senior secured revolving credit facility and matures in August 2014. The bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under the bank credit facility have priority in payment to the senior secured notes.

Neither BAC, its parent, nor the Divestiture Trust are guarantors of our bank credit facility.

Outstanding borrowings under the bank credit facility accrue interest at a selected rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the “base rate”), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the bank credit facility. In addition, a commitment fee is incurred on the unused portion of the bank credit facility ranging from 0.50% per annum to 1.00% per annum.

At June 30, 2011, the outstanding balance under the bank credit facility was $20.0 million, leaving contractual availability of $130.0 million. The interest rate on the outstanding borrowings at June 30, 2011 was 4.4%.

Financial and Other Covenants
The bank credit facility contains certain financial and other covenants, including, without limitation, (i) establishing minimum consolidated earnings before interest, income taxes and depreciation and amortization ("EBITDA") (as defined in the bank credit facility) of $150 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) establishing a minimum liquidity (as defined in the bank credit facility) of $30 million as of the end of each calendar quarter; (iii) imposing limitations on MDFC's ability to incur additional debt; and (iv) imposing restrictions on our ability to pay dividends and make

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

Compliance with Financial Covenants
We are in compliance with the bank credit facility covenants at June 30, 2011, including minimum consolidated EBITDA and minimum liquidity, which, at such date, were $159.8 million and $130.4 million, respectively; and accordingly, we are able to draw on the entire availability under our bank credit facility.

Senior Secured Notes
9.5% Senior Secured Notes Due 2015.
Significant Terms
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, (the "9.5% notes"), at an issue price of 98.943%, resulting in a discount at issuance of $4.1 million. The 9.5% notes require semi-annual interest payments on April 15 and October 15, which commenced on April 15, 2011. The 9.5% notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 9.5% notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at June 30, 2011.

At any time prior to October 15, 2013, the 9.5% notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until October 15, 2013, MDFC may redeem up to 35% of the 9.5% notes at a redemption price of 109.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to October 15, 2013, MDFC may redeem up to an aggregate of 10% of the 9.5% notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after October 15, 2013, MDFC shall have the option to redeem the 9.5% notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.75% beginning on October 15, 2013 to 102.375% beginning on October 15, 2014, plus accrued and unpaid interest, to the applicable redemption date.

9.875% Senior Secured Notes Due 2018.
Significant Terms
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, (the "9.875% notes"), at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The 9.875% notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The 9.875% notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 9.875% notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at June 30, 2011.

At any time prior to August 15, 2014, the 9.875% notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until August 15, 2013, MDFC may redeem up to 35% of the 9.875% notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to August 15, 2013, MDFC may redeem up to an aggregate of 10% of the 9.875% notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after August 15, 2013, MDFC shall have the option to redeem the 9.875% notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.

Original Issue Discount
Both the 9.5% and 9.875% notes were issued at an original discount. The original issue discounts have been recorded as adjustments to the face amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At June 30, 2011, the effective interest rate is 10.2% on the 9.5% notes and 10.3% on the 9.875% notes.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at June 30, 2011, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $150 million senior secured credit facility. At June 30, 2011, the outstanding balance under the bank credit facility was $20.0 million, leaving contractual availability of $130.0 million.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of both the 9.5% notes and the 9.875% notes at the time of the private placement, on May 27, 2011, MDFC commenced an offer to exchange all of the outstanding $400.0 million aggregate principal amount of 9.5% notes and $400.0 million aggregate principal amount of 9.875% notes for new 9.5% notes and 9.875% notes, respectively, that have been registered under the Securities Act of 1933. On June 28, 2011, the expiration date of the exchange offer, $396.4 million of the 9.5% notes and $400.0 million of the 9.875% notes were validly tendered and accepted for exchange. This amount represents approximately 99.1% of the 9.5% notes and 100% of the 9.875% notes.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Commitments
Leases
As of June 30, 2011, MDDC owns approximately 26.0 acres of land and all improvements thereon with respect to that portion of the property consisting of the Borgata hotel. In addition, MDDC, as lessee, entered into a series of ground leases with MGM, as lessor, for a total of approximately 19.6 acres of land underlying the public space expansion, the rooms expansion, a parking structure, a surface parking lot, and a proposed alternative parking structure. On November 4, 2010, MGM announced that it had closed the sale to a third party of land leased to MDDC for the public space expansion, rooms expansion, parking structure and proposed alternative parking structure. Other than MDDC's obligation to pay rent (in an amount equal to the amount paid under the parking structure ground lease) and property taxes pursuant to the alternative parking structure ground lease, our obligations under the ground leases were not modified by the sale. The leases consist of:

•
Lease and Option Agreement, dated as of January 16, 2002, as amended by the Modification of Lease and Option Agreement, dated as of August 20, 2004, and the Second Modification of Employee Parking Structure Lease and Option Agreement, dated March 23, 2010, for approximately 2.0 acres of land underlying the parking garage;

•
Expansion Ground Lease, dated as of January 1, 2005, as amended by the Modification of Expansion Ground Lease, dated March 23, 2010, for approximately 3.5 acres of land underlying the Public Space Expansion;

•
Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated as of January 1, 2005, as amended by the Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated February 20, 2010, and the Second Modification of Tower Expansion & Additional Structured Parking Ground Lease Agreement, dated March 23, 2010, for approximately 1.6 acres of land underlying the Rooms Expansion and 2.7 acres of land underlying a parking structure each;

•
Surface Lot Ground Lease, dated as of August 20, 2004, as amended by a letter agreement, dated April 10, 2009, a letter agreement, dated September 21, 2009, and the Modification of Surface Lot Ground Lease, dated March 23, 2010, for approximately 8.4 acres of land consisting of the surface parking lot; and

•	Ground Lease Agreement, dated as of March 23, 2010, for approximately 1.4 acres of land underlying a proposed additional parking structure.
Pursuant to the alternative parking structure ground lease, (i) commencing on the date of the Divestiture Trust's agreement to sell the land underlying the ground leases, MDDC became responsible for all real property taxes assessed against the land underlying the alternative parking structure ground lease and (ii) payment of monthly rent under the alternative parking structure ground lease shall be deferred until the earliest to occur of (x) the date 18 months following the execution of the sale agreement, (y) completion of construction of The Water Club parking garage, and (z) expiration of the term of the Divestiture Trust. Effective as of the date of execution of the sale agreement, the monthly rent due under the alternative parking structure ground lease was in an amount consistent with the rent due under the parking structure ground lease on a per square foot basis.

The lease terms extend until December 31, 2070 with the exception of the surface parking lot lease. The surface parking lot ground lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is six months after notice is given. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the New Jersey Casino Control Commission ("NJCCC") approves an extended term of such lease.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

MDDC owns all improvements made on the leased lands during the term of each ground lease. Upon expiration of such term, ownership of such improvements reverts back to the landlord.
If during the term of the rooms expansion ground lease, the public space expansion ground lease or the alternate parking structure ground lease, the third party landlord ("Landlord") or any person associated with the Landlord is found by the NJCCC to be unsuitable to be associated with a casino enterprise and such person is not removed from such association in a manner acceptable to the NJCCC, then MDDC may, upon written notice to the Landlord, elect to purchase the leased land for the appraised value as determined under the terms of such ground leases, unless the Landlord elects, upon receipt of such notice, to sell the land to a third party, subject to the ground leases. If the Landlord elects to sell the land to a third party but is unable to do so within one year, then the Landlord must sell the land to MDDC for the appraised value.
In addition, MDDC has an option to purchase the land leased under the parking structure ground lease at any time during the term of that lease so long as it is not in default thereunder, at fair market value as determined in accordance with the terms of parking structure ground lease. In the event that the land underlying the surface parking lot ground lease is sold to a third party, MDDC has the option to build a parking garage, if necessary, to replace the lost parking spaces on the land underlying the alternate parking structure ground lease.

Future Minimum Lease Payments and Rental Income
Future minimum lease payments required under noncancelable operating leases (principally for land, see above) are as follows (in thousands):

For the year ending December 31,
2011	$6,558
2012	6,435
2013	5,861
2014	5,708
2015	5,708
Thereafter	313,949
Total	$344,219

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties is as follows (in thousands):

For the year ending December 31,
2011	$1,772
2012	1,772
2013	1,206
2014	413
2015	413
Thereafter	832
Total	$6,408
Tax Credits
Based on New Jersey state income tax rules, we are eligible for a refundable state tax credit under the New Jobs Tax Credit because we made a qualified investment in a new business facility that created new jobs. We recorded $5.0 million of net New Jobs Tax Credits in arriving at our state income tax provision for the year ended December 31, 2008.
Expansions
On June 27, 2008, we held the grand opening of our second hotel, The Water Club. The Water Club is a 798-room hotel, featuring five swimming pools, a state-of-the-art spa, and additional meeting and retail space. We financed the expansion from our cash flows from operations and through borrowings under our bank credit facility.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40 million with our insurance carrier and recognized a gain of $28.7 million, included in other items and write-downs, net, on our consolidated statement of income, representing the amount of insurance advances in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after our $0.1 million deductible).
Utility Contract
In 2005, we amended our executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of The Water Club. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.4 million per annum. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.
Investment Alternative Tax
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, we may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority (the "CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.
Our CRDA obligations for the three and six months ended June 30, 2011 were $2.0 million and $3.9 million, respectively, of which valuation provisions of $1.2 million and $2.2 million, respectively, were recorded due to the respective underlying agreements.
Our CRDA obligations for the three and six months ended June 30, 2010 were $2.1 million and $4.0 million, respectively, of which valuation provisions of $1.2 million and $2.3 million, respectively, were recorded due to the respective underlying agreements.
Purse Enhancement Agreement
In August 2008, we and the ten other casinos in the Atlantic City market (collectively, the “Casinos”) entered into a Purse Enhancement Agreement (the “Agreement”) with the New Jersey Sports & Exposition Authority (the “NJSEA”) and the CRDA in the interest of further deferring or preventing the proliferation of competitive gaming at New Jersey racing tracks through December 31, 2011. In addition to the continued prohibition of casino gaming in New Jersey outside of Atlantic City, legislation was enacted to provide for the deduction of certain promotional gaming credits from the calculation of the tax on casino gross revenue.
Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino's share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, we expense our pro rata share of the $90 million, estimated to be approximately $15.0 million based on our actual market share of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. We recorded expense of $1.3 million and $2.5 million during the three and six months ended June 30, 2011, respectively, and $1.2 million and $2.7 million during the three and six months ended June 30, 2010, respectively.

Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. Once established pursuant to the agreement required by the legislation, the public-private partnership established between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred.

Contingencies
Legal Matters
We are subject to various claims and litigation in the ordinary course of business. In our opinion, all pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 7.    FAIR VALUE MEASUREMENTS
The authoritative accounting guidance for fair value measurements defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions.

These inputs create the following fair value hierarchy:

•	Level 1: Quoted prices for identical instruments in active markets.

•
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

Balances Measured at Fair Value
The fair value of our cash and cash equivalents was $20.8 million and $42.1 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of our cash and cash equivalents, classified in the fair value hierarchy as Level 1, is based on statements received from our banks at June 30, 2011 and December 31, 2010.

Balances Disclosed at Fair Value
The following tables present the fair value of our long-term debt at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$20,000	$20,000	$20,000	Level 2
9.50% Senior Secured Notes due 2015	400,000	387,798	416,000	Level 1
9.875% Senior Secured Notes due 2018	400,000	388,298	411,000	Level 1
Total long-term debt	$820,000	$796,096	$847,000

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	December 31, 2010
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	$60,900	$60,900	$60,900	Level 2
9.50% Senior Secured Notes due 2015	400,000	386,712	375,111	Level 1
9.875% Senior Secured Notes due 2018	400,000	387,758	379,518	Level 1
Total long-term debt	$860,900	$835,370	$815,529

The estimated fair value of our bank credit facility at June 30, 2011 and December 31, 2010 approximates its carrying value due to the short-term nature and variable repricing of the underlying Eurodollar loans comprising our bank credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of June 30, 2011 and December 31, 2010.

There were no transfers between Level 1 and Level 2 measurements during the three months ended June 30, 2011.

NOTE 8. EMPLOYEE BENEFIT PLANS
We contribute to multi-employer pension plans under various union agreements. Contributions, based on wages paid to covered employees, totaled $1.4 million and $2.9 million during the three and six months ended June 30, 2011, respectively, and $1.5 million and $2.9 million during the three and six months ended June 30, 2010, respectively. Our share of unfunded vested liabilities related to pension plans is $51.4 million as of December 31, 2010.

We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lessor of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. We expensed our voluntary contributions to the 401(k) plan of $0.4 million and $0.7 million during the three and six months ended June 30, 2011, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2010, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS
We engage in transactions with BAC and MAC in the ordinary course of business. Related party balances are non-interest bearing and are included in accounts receivable or accrued liabilities, as applicable, on the consolidated balance sheets.

Compensation of Certain Employees
We reimburse BAC for compensation paid to employees performing services for us and for out-of-pocket costs and expenses incurred related to travel. BAC is also reimbursed for various payments made on our behalf, primarily related to third party insurance premiums and certain financing fees. The related amounts due to BAC for these types of expenditures paid by BAC were $0.4 million and $0.9 million at June 30, 2011 and December 31, 2010, respectively. Reimbursable expenditures were $2.0 million and $4.7 million during the three and six months ended June 30, 2011, respectively, and $2.3 million and $3.8 million during the three and six months ended June 30, 2010, respectively. In each case, reimbursable expenses are included in selling, general and administrative on the consolidated statements of operations.

NOTE 10.    SUBSEQUENT EVENTS
We have evaluated all events or transactions that occurred after June 30, 2011, and report the occurrence of the following material subsequent event.

MGM announced that it has entered into an amendment with respect to its settlement agreement with the NJDGE, subject to approval by the NJCCC. The amendment provides that the mandated sale of the MGM Interest be increased 18 months to a total of 48 months.  During the first 36 months (or until March 24, 2013), MGM has the right to direct the Divestiture Trust to sell the MGM Interest. If a sale is not concluded by that time, the Divestiture Trust will be responsible for selling MGM's Interest during the following 12-month period, or not later than March 24, 2014.  The NJCCC held a hearing on the amendment to the settlement on August 8, 2011 and granted MGM's request.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to “we,” “our,” “us” and the “Company,” or similar terms, refer to Marina District Development Company, LLC (“MDDC”) and Marina District Finance Company, Inc. (“MDFC”).

Overview
We developed, own and operate Borgata Hotel Casino and Spa, including The Water Club at Borgata (collectively, "Borgata"), located on a 45.6-acre site at Renaissance Pointe within the Marina District of Atlantic City, New Jersey. Since its opening on July 3, 2003, our property has been the leading hotel, casino and spa in the Atlantic City market. The property is an upscale destination resort that features a 160,000 square foot casino and 2,769 guest rooms and suites, comprised of 1,971 guest rooms and suites at the Borgata hotel and 798 guest rooms and suites at The Water Club. Borgata features six fine-dining restaurants, six casual dining restaurants, eight quick dining options, 16 retail boutiques, two European-style spas, two nightclubs and over 8,200 parking spaces. In addition, the property contains approximately 88,000 square feet of meeting and event space, as well as two entertainment venues. Its location at Renaissance Pointe provides guests with convenient access to the property via the Atlantic City Expressway Connector tunnel, without the delays associated with driving to competing casinos located on the Boardwalk of Atlantic City.

Borgata was developed as a joint venture between Boyd Atlantic City, Inc. (“BAC”), a wholly-owned subsidiary of Boyd Gaming Corporation (“Boyd”), and MAC, Corp. (“MAC”), a second tier, wholly-owned subsidiary of MGM Resorts International (“MGM”). The joint venture operates pursuant to an operating agreement between BAC and MAC (the “Operating Agreement”), under which BAC and MAC each originally held a 50% interest in Marina District Development Holding Co., LLC, MDDC's parent holding company (“MDDHC”).

As managing member of MDDHC pursuant to the terms of the Operating Agreement, BAC, through MDDHC, has responsibility for the oversight and management of our day-to-day operations. We do not presently record a management fee to BAC, as our management team performs these services directly or negotiates contracts to provide for these services. As a result, the costs of these services are directly borne by us and are reflected in our condensed consolidated financial statements. Boyd, the parent of BAC, is a diversified operator of 15 wholly-owned gaming entertainment properties. Headquartered in Las Vegas, Boyd has other gaming operations in Nevada, Illinois, Louisiana, Mississippi and Indiana.

On March 24, 2010, MAC transferred its 50% ownership interest (the “MGM Interest”) in MDDHC, and certain land leased to MDDC, into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries (the “Divestiture Trust”), for sale to a third-party in connection with MGM's settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey (the “NJDGE”). BAC has a right of first refusal on any sale of the MGM Interest. We continue to operate under normal business conditions throughout MGM's sales efforts, and do not believe that it has had or will have a material impact on our operations.

Upon the transfer of the MGM Interest into the Divestiture Trust, MGM relinquished all of its specific participating rights under the Operating Agreement, and Boyd effectively obtained control of Borgata. As a result, beginning on March 24, 2010, our financial position and results of operations have been included in the consolidated financial statements of Boyd. This resulting change in control required acquisition method accounting by Boyd in accordance with the authoritative accounting guidance for business combinations; however, there was no resulting direct impact on our consolidated financial statements. Accordingly, our financial position and results of operations as reported herein will differ from the results as consolidated with and separately reported by Boyd, as certain fair value and other acquisition method accounting adjustments have not been pushed down to our stand-alone consolidated financial statements.

Overall Outlook
We believe that our key operating results for each of the three and six months ended June 30, 2011 and 2010 have been adversely impacted, to some extent, by the expansion of casino gaming in or near the mid-Atlantic region from which we attract and expect to attract most of our customers has had a significant adverse effect on our business, results of operations and financial condition. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the seven existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York and Delaware, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino over a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states has resulted in fewer customer visits to our property, which has adversely impacted our business, results of operations and financial condition.

Although over the course of the past several years the severe economic recession has had a profound effect on consumer confidence, and has shifted spending away from discretionary items, such as leisure, hospitality, gaming and entertainment activities, we have seen the emergence of some positive trends. Generally, the national job market is strengthening, as the unemployment rate has continued to decline thus far in 2011. However, the entire Atlantic City market continues to experience a difficult period. Recently, New Jersey's governor and state lawmakers enacted legislation to create a tourism district and streamline the state's regulatory structure. By such action, they have taken important steps to help ensure that Atlantic City's resorts are able to compete effectively in the months ahead and establish the region as a long-term source of economic strength.

We continually work to position Borgata for greater success by strengthening our existing operations and growing through capital investment and other strategic initiatives. For instance, our second hotel, The Water Club, opened in June 2008. The Water Club is a 798-room hotel, featuring five swimming pools, a spa, and additional meeting room space. We completed a $4 million renovation to our slot floor in 2010. Additionally, we have completed the process of renovating and refurbishing all of the Fiore suites at the Borgata hotel, and plan to complete renovating and refurbishing all of the remaining rooms at the Borgata hotel by the third quarter of 2012.

RESULTS OF OPERATIONS
Summary of Operating Results
Three and Six Months ended June 30, 2011 and 2010
The following provides a summary of certain key operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net revenues	$182,756	$186,892	$351,846	$361,958
Operating income	21,533	24,712	37,035	44,282
Net income (loss)	1	17,287	(4,950)	29,807

Three Months Ended June 30, 2011 and 2010
Net revenues: Overall, net revenues during the three months ended June 30, 2011 decreased by $4.1 million, or 2.2%, as compared to the corresponding period of the prior year, primarily related to spending on promotional allowances, which increased to 35.1% of gross gaming revenue during the three months ended June 30, 2011, from 31.6% during the three months ended June 30, 2010. This incremental spending reflects enhanced promotional slot credit and table game incentives in response to the increasingly competitive environment in the Atlantic City and Eastern Pennsylvania gaming markets. Additionally, net revenues declined in gaming due to a decrease in table games hold percentage, which were partially offset by increases in room and food and beverage revenues.

Operating income: Operating income declined $3.2 million during the three months ended June 30, 2011, as compared to the corresponding period of the prior year, due to the decline in net revenues.

Net income: Net income declined $17.3 million during the three months ended June 30, 2011, as compared to the corresponding period of the prior year, due to the effect of the factors identified above, coupled with increased interest expense associated with our new debt arrangements.

Six Months Ended June 30, 2011 and 2010
Net revenues: Overall, net revenues during the six months ended June 30, 2011 decreased by $10.1 million, or 2.8%, as compared to the corresponding period of the prior year, primarily related to spending on promotional allowances, which increased to 34.9% of gross gaming revenue during the six months ended June 30, 2011, from 31.8% during the six months ended June 30, 2010. This reflects increased promotional slot credit and table game incentives in response to the increasingly competitive environment in the Atlantic City and Eastern Pennsylvania gaming markets. In addition, further declines in net revenues were due to a decline in our table games volume, and a decrease in table games hold percentage. During this six month period ended June 30, 2011, our table games hold percentage was at times below historical and industry averages, which reduced gaming revenues and contribution margins.

Operating income: Operating income declined $7.2 million during the six months ended June 30, 2011, as compared to the corresponding period of the prior year, due to the decline in net revenues.

Net income (loss): Net income declined $34.8 million during the six months ended June 30, 2011, as compared to the corresponding period of the prior year, due to the effect of the factors identified above, coupled with increased interest expense associated with our new debt arrangements.

Operating Revenues
We derive the majority of our gross revenues from our gaming operations, which produced approximately 68% of gross revenues for the three and six months ended June 30, 2011 and approximately 69% of gross revenues for the three and six months ended 2010, respectively. Gaming revenues are significantly comprised of the net win from our slot machine operations and to a lesser extent from table game wins. Food and beverage gross revenues represent the next most significant revenue source, which produced approximately 15% of gross revenues for the three and six months ended June 30, 2011 and 2010. Rooms produced approximately 12% of gross revenues for the three months and six months ended June 30, 2011 and 2010. Other revenues (including our spa, retail, entertainment and ancillary services) separately contributed less than 5% of gross revenues during each of these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
REVENUES
Gaming	$162,138	$164,530	$313,994	$318,306
Food and beverage	37,058	35,994	71,523	70,357
Room	29,817	27,704	56,108	54,106
Other	10,596	10,696	19,900	20,539
	$239,609	$238,924	$461,525	$463,308
COSTS AND EXPENSES
Gaming	$65,367	$66,948	$130,424	$130,934
Food and beverage	18,031	17,423	33,956	33,393
Room	3,753	3,459	6,890	6,409
Other	8,545	8,615	15,855	16,320
	$95,696	$96,445	$187,125	$187,056
MARGINS
Gaming	59.7%	59.3%	58.5%	58.9%
Food and beverage	51.3%	51.6%	52.5%	52.5%
Room	87.4%	87.5%	87.7%	88.2%
Other	19.4%	19.5%	20.3%	20.5%

Three Months ended June 30, 2011 and 2010
Overall, gross revenues during the three months ended June 30, 2011 increased by $0.7 million, or 0.3%, as compared to the corresponding period of the prior year. Costs and expenses related to gaming, food and beverage, room and other decreased by $0.7 million, or 0.8%, during the three months ended June 30, 2011 as compared to the corresponding period of the prior year.

Gaming
Gaming revenues decreased $2.4 million, or 1.5%, during the three months ended June 30, 2011, as compared to the corresponding period of the prior year, due primarily to a 5.8% decrease in table game win with flat table game drop, offset by a 1.8% increase in slot win, including a 1.9% increase in slot handle. As noted earlier, we believe the decrease in gaming volumes reflects competition from casinos in Pennsylvania.

Food and Beverage
Food and beverage revenues increased by $1.1 million, or 3.0%, during the three months ended June 30, 2011, compared with the corresponding period of the prior year. The $1.1 million increase was due to an increase in the number of guests served of 1.1%, offset by a 1.3% decrease in the average guest check. Beverage sales also increased over the prior period.

Room
During the three months ended June 30, 2011, we had 217,136 occupied rooms, with an average occupancy rate of 87.0% at an average daily rate of $135.00, compared to 212,357 occupied rooms, with an average occupancy rate of 84.5% at an average daily rate of $127.49 during the same three months in 2010, the net effect of which resulted in an increase of $2.1 million, or 7.6%, in room revenue.

Six Months Ended June 30, 2011 and 2010
Overall, gross revenues during the six months ended June 30, 2011 decreased by $1.8 million, or 0.4%, as compared to the corresponding period of the prior year. Costs and expenses related to gaming, food and beverage, room and other were relatively flat during the six months ended June 30, 2011 as compared to the corresponding period of the prior year.

Gaming
Gaming revenues decreased $4.3 million, or 1.4%, during the six months ended June 30, 2011, as compared to the corresponding period of the prior year, was due primarily to a 9.9% decrease in table game win, including a 2.9% decrease in table game drop. Our table games hold percentage was below historical and industry averages, which reduced gaming revenues and contribution margins. Our table games hold percentage declined 100 basis points during the six months ended June 30, 2011 from the corresponding period of the prior year. The decreases related to table games were partially offset by an increase in revenue from slot machine operations, which included a 4.4% increase in slot win, primarily due to a 4.9% increase in slot handle.

Food and Beverage
Food and beverage revenues increased by $1.2 million, or 1.7%, during the six months ended June 30, 2011, compared with the corresponding period of the prior year. The $1.2 million increase was due to an increase in the number of guests served of 1.1%, offset by a less than 0.8% decrease in the average guest check. Beverage sales also increased over the prior period.

Room
During the six months ended June 30, 2011, we had 415,868 occupied rooms, with an average occupancy rate of 83.9% at an average daily rate of $132.49, compared to 408,490 occupied rooms, with an average occupancy rate of 82.3% at an average daily rate of $129.62 during the same period in 2010, the net effect of which resulted in an increase of $2.0 million, or 3.7%, in room revenue.
Other Costs and Expenses
The following costs and expenses are discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Selling, general and administrative	$33,017	$31,841	$63,546	$62,281
Maintenance and utilities	15,338	15,646	30,600	31,644
Depreciation and amortization	16,228	18,236	32,519	36,615
Other items and write-downs, net	852	12	929	80

Three Months ended June 30, 2011 and 2010
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 13.8% and 13.3% during the three months ended June 30, 2011 and 2010, respectively, due to our ongoing cost containment efforts.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.4% and 6.5% during the three months ended June 30, 2011 and 2010, respectively. Utilities expense increased $0.5 million offset by a decrease in maintenance expense of $0.8 million as no major maintenance projects were undertaken compared to the prior period.
Depreciation and Amortization
Depreciation and amortization expense declined by $2.0 million, or 11.0%, during the three months ended June 30, 2011 compared to the same period in 2010, due to the full depreciation of certain assets since the prior period. There were also no significant capital expenditures that were placed into service since the prior period.

Six Months Ended June 30, 2011 and 2010
Selling, General and Administrative
Selling, general and administrative expenses, as a percentage of gross revenues, were fairly consistent at 13.8% and 13.4% during the six months ended June 30, 2011 and 2010, respectively, due to our ongoing cost containment efforts.
Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of gross revenues, were fairly consistent at 6.6% and 6.8% during the six months ended June 30, 2011 and 2010, respectively. Utilities expense increased $1.1 million offset by a decrease in maintenance expense of $2.1 million as no major maintenance projects were undertaken compared to the prior period.
Depreciation and Amortization
Depreciation and amortization expense declined by $4.1 million, or 11.2%, during the six months ended June 30, 2011 compared to the same period in 2010, due to the full depreciation of certain assets since the prior period. There were also no significant capital expenditures that were placed into service since the prior period.
Other Expenses
Three and Six Months ended June 30, 2011 and 2010
Interest Expense
The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Interest expense	$21,328	$5,588	$42,069	$11,132
Average outstanding long-term debt	800,026	628,581	815,733	653,246
Average interest rate	9.5%	2.9%	9.6%	2.8%
Interest expense is currently incurred on borrowings under our bank credit facility and senior secured notes. The significant increase in interest expense during the three and six months ended June 30, 2011, as compared to the corresponding period of the prior year, is primarily due to the effect of higher average interest rates on higher average outstanding debt balances, directly related to the $950 million debt financing in the third quarter of 2010.
State Income Taxes
The following table presents our state income taxes as a percentage of pre-tax income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
State income taxes	$(204)	$(1,837)	$84	$(3,343)
Income (loss) before state income taxes	205	19,124	(5,034)	33,150
Effective state income tax rate	99.5%	9.6%	1.7%	10.1%
The effective state income tax rate for the three and six months ended June 30, 2011 was 99.5% and 1.7% respectively, compared to 9.6% and 10.1% for the three and six months ended June 30, 2010, respectively. The primary difference between the statutory state income tax rate, and these effective tax rates, particularly for the three months ended June 30, 2011, relates to the effect of the proportion of permanent items to the level of taxable income, the impact of losses incurred to date and the income projection for the full taxable year.

LIQUIDITY AND CAPITAL RESOURCES
Financial Position
There were no significant changes to our financial position since December 31, 2010.

Working Capital
Historically, we have operated with minimal levels of working capital in order to minimize borrowings and related interest costs under our bank credit facility. As of June 30, 2011 and December 31, 2010, we had balances of cash and cash equivalents of $20.8 million and $42.1 million, respectively; however, we had a working capital deficit of $42.6 million and $20.6 million as of June 30, 2011 and December 31, 2010, respectively. The increase in our working capital deficit during the current period is primarily due to a decrease in our cash balance as of June 30, 2011, reflecting repayments of borrowings under our bank credit facility since December 31, 2010.

Our bank credit facility generally provides us with necessary funds for our day-to-day operations and interest payments, as well as capital expenditures. On a daily basis, we evaluate our cash position and adjust the balance under our bank credit facility as necessary, by either borrowing or paying it down with excess cash. We also plan the timing and the amounts of our capital expenditures. We believe that our cash and cash equivalents balance, our cash flows from operations and existing financing sources will be sufficient to meet our normal operating requirements and to fund capital expenditures during at least the next twelve months. The source of funds for the repayment of our debt or our capital expenditures is derived primarily from cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs, and subject to restrictive covenants.

The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at June 30, 2011, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $150 million senior secured credit facility. At June 30, 2011, the outstanding balance under the bank credit facility was $20.0 million, leaving contractual availability of $130.0 million.

If availability does not exist under our bank credit facility, or we are not otherwise able to draw funds on our bank credit facility, additional financing may not be available to us, and if available, may not be on terms favorable to us.

Liquidity
Our property has historically generated significant operating cash flow, with the majority of our revenue being cash-based. Our industry is capital intensive; we rely heavily on the ability of our property to generate operating cash flow in order to repay debt financing and associated interest costs, pay income taxes, fund maintenance capital expenditures, and provide excess cash for future improvements and payment of limited distributions, subject to restrictive covenants related to our debt obligations.

We generate substantial cash flows from operating activities. We use the cash flows generated by our operations to fund debt service, to reinvest in existing facilities for both refurbishment and expansion projects, to pursue additional growth opportunities and to pay allowable distributions to the members of MDDHC, subject to restrictive covenants related to our debt obligations. When necessary, we supplement the cash flows generated by our operations with funds provided by financing activities to balance our cash requirements.

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our debt could impact our ability to secure additional funds through financing activities.

We cannot provide assurances that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us, to fund our liquidity needs and pay our indebtedness. If we are unable to meet our liquidity needs or pay our indebtedness when it is due, we may have to reduce or delay refurbishment and expansion projects, reduce expenses, sell assets or attempt to restructure our debt. In addition, we have pledged substantially all of our assets as collateral for our senior secured notes and our bank credit facility, and if the obligation to repay such debt is accelerated, for any reason, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Indebtedness
In August 2010, MDFC closed a $950 million debt financing, consisting of the establishment of a $150 million new payment priority secured revolving credit facility and the issuance of $800 million of aggregate principal amount of notes. MDDC is the guarantor of both the bank credit facility and the notes. The proceeds from the financing were used to (i) pay fees and expenses related to the financing; (ii) repay our former credit facility; and (iii) make a one-time distribution to our joint venture owners.

Bank Credit Facility

Significant Terms
Our bank credit facility provides for a $150 million senior secured revolving credit facility and matures in August 2014. The bank credit facility is guaranteed on a senior secured basis by MDDC and any future subsidiaries of MDDC, and is secured by a first priority lien on substantially all of our assets, subject to certain exceptions. The obligations under the bank credit facility have priority in payment to the senior secured notes.

Neither BAC, its parent, nor the Divestiture Trust are guarantors of our bank credit facility.

Outstanding borrowings under the bank credit facility accrue interest at a rate based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the “base rate”), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the bank credit facility. In addition, a commitment fee is incurred on the unused portion of the bank credit facility ranging from 0.50% per annum to 1.00% per annum.

At June 30, 2011, the outstanding balance under the bank credit facility was $20.0 million, leaving contractual borrowing capacity of $130.0 million. The interest rate on the outstanding borrowings at June 30, 2011 was 4.4%.

Financial and Other Covenants
The bank credit facility contains certain financial and other covenants, including, without limitation, (i) establishing a minimum consolidated earnings before interest, income taxes and depreciation and amortization ("EBITDA") (as defined in the bank credit facility) of $150 million over each trailing twelve-month period ending on the last day of each calendar quarter; (ii) establishing a minimum liquidity (as defined in the bank credit facility) of $30 million as of the end of each calendar quarter; (iii) imposing limitations on MDFC's ability to incur additional debt; and (iv) imposing restrictions on our ability to pay dividends and make other distributions, make certain restricted payments, create liens, enter into transactions with affiliates, merge or consolidate, and engage in unrelated business activities.

Compliance with Financial Covenants
We are in compliance with the bank credit facility covenants at June 30, 2011, including minimum consolidated EBITDA and minimum liquidity, which, at such date, were $159.8 million and $130.4 million, respectively; and accordingly, we are able to draw on the entire availability under our bank credit facility.

Senior Secured Notes
9.5% Senior Secured Notes Due 2015.
Significant Terms
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.5% senior secured notes due October 2015, (the "9.5% notes"), at an issue price of 98.943%, resulting in a discount at issuance of $4.1 million. The 9.5% notes require semi-annual interest payments on April 15 and October 15, which commenced on April 15, 2011. The 9.5% notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 9.5% notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at June 30, 2011.

At any time prior to October 15, 2013, the 9.5% notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until October 15, 2013, MDFC may redeem up to 35% of the 9.5% notes at a redemption price of 109.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to October 15, 2013, MDFC may redeem up to an aggregate of 10% of the 9.5% notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after October 15, 2013, MDFC shall have the option to redeem the 9.5% notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.75% beginning on October 15, 2013 to 102.375% beginning on October 15, 2014, plus accrued and unpaid interest, to the applicable redemption date.

9.875% Senior Secured Notes Due 2018.
Significant Terms
On August 6, 2010, MDFC issued, through a private placement, $400 million principal amount of 9.875% senior secured notes due August 2018, (the "9.875% notes"), at an issue price of 99.315%, resulting in an original issue discount of $2.7 million. The 9.875% notes require semi-annual interest payments on February 15 and August 15, which commenced on February 15, 2011. The 9.875% notes are guaranteed on a senior secured basis by MDDC and any future restricted subsidiaries of MDDC. The 9.875% notes contain covenants that, among other things, limit MDFC's ability and the ability of MDDC to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions; (iii) make certain investments; (iv) sell or merge with other companies; and (v) enter into certain types of transactions. We believe that we are in compliance with these covenants at June 30, 2011.

At any time prior to August 15, 2014, the 9.875% notes may be redeemed at 100% of the principal amount thereof, plus a “make-whole premium” and accrued and unpaid interest. In addition, until August 15, 2013, MDFC may redeem up to 35% of the 9.875% notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings. In addition, at any time prior to August 15, 2013, MDFC may redeem up to an aggregate of 10% of the 9.875% notes in each twelve month period at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the redemption date. On or after August 15, 2013, MDFC shall have the option to redeem the 9.875% notes, in whole or in part, at redemption prices (expressed as percentages of the principal amount) ranging from 104.938% beginning on August 15, 2014, to 102.469% beginning on August 15, 2015, to 100% beginning on August 15, 2016 and thereafter, plus accrued and unpaid interest, to the applicable redemption date.

Original Issue Discount
Both the 9.5% and 9.875% notes were issued at an original discount. The original issue discounts have been recorded as adjustments to the face amounts of these notes and are being accreted to interest expense over the terms of the notes using the effective interest method. At June 30, 2011, the effective interest rate is 10.2% on the 9.5% notes and 10.3% on the 9.875% notes.

Indenture
The indenture governing both the 9.5% notes and the 9.875% notes allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, our coverage ratio (as defined in the indenture, essentially a ratio of consolidated EBITDA to fixed charges, including interest) for a trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Such pro forma coverage ratio was above 2.0 to 1.0 at the dates in which these respective tranches of senior secured notes were issued; however, at June 30, 2011, our coverage ratio (as defined in the indenture) is below 2.0 to 1.0. Accordingly, the indenture prohibits us from incurring new indebtedness; however, we may still borrow under the $150 million senior secured credit facility. At June 30, 2011, the outstanding balance under the bank credit facility was $20.0 million, leaving contractual availability of $130.0 million.

Registration Rights Agreement
Pursuant to the registration rights agreement entered into with the initial purchasers of both the 9.5% notes and the 9.875% notes at the time of the private placement, on May 27, 2011, MDFC commenced an offer to exchange all of the outstanding $400.0 million aggregate principal amount of 9.5% notes and $400.0 million aggregate principal amount of 9.875% notes for new 9.5% notes and 9.875% notes, respectively, that have been registered under the Securities Act of 1933. On June 28, 2011, the expiration date of the exchange offer, $396.4 million of the 9.5% notes and $400.0 million of the 9.875% notes were validly tendered and accepted for exchange. This amount represents approximately 99.1% of the 9.5% notes and 100% of the 9.875% notes.

Cash Flows Summary

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$30,916	$71,927
Cash flows from investing activities:
Capital expenditures	(10,591)	(8,142)
Investment in unconsolidated subsidiary, net	—	(675)
Net cash used in investing activities	(10,591)	(8,817)
Cash flows from financing activities:
Borrowings under bank credit facility	365,700	343,953
Payments under bank credit facility	(406,600)	(396,700)
Debt financing costs, net	(679)	(295)
Distributions to member	—	(35,023)
Net cash used in financing activities	(41,579)	(88,065)
Decrease in cash and cash equivalents	$(21,254)	$(24,955)
Cash Flows from Operating Activities

During the six months ended June 30, 2011, we generated operating cash flow of $30.9 million, compared to $71.9 million in the comparable period of the prior year. Operating cash flow decreased due to our net loss during the six months ended June 30, 2011 as compared to our net income for the same period in 2010, as well as an increase in interest costs of $38.6 million. The increase in interest cost resulted from higher average interest rates and an increase in average outstanding debt balances due to our issuance of the senior secured notes discussed above.

Cash Flows from Investing Activities
Acquisition of property and equipment during the six months ended June 30, 2011 and 2010 was $10.6 million and $8.1 million, respectively. Cash paid for capital expenditures during the six months ended June 30, 2011 included amounts spent for food and beverage facilities, slot products and the commencement of our hotel renovation. Cash paid for capital expenditures during the six months ended June 30, 2010 included renovations to the casino floor, slot products and the renovation and refurbishment of all of the Fiore suites at the Borgata hotel.

Cash Flows from Financing Activities
We have significant uses for our cash flows, including capital expenditures, interest payments, the repayment of debt, and distributions to our member, although limited by the restrictive covenants related to our bank credit facility.
Depending on our cash flow needs, we borrow and repay amounts under our bank credit facility to manage our overall cash position. As discussed above, we closed a $950 million debt financing during 2010, consisting of the establishment of a $150 million bank credit facility and the issuance of $800 million of aggregate principal amount of notes.
During the six months ended June 30, 2011 we repaid a net $40.9 million on our bank credit facility, compared to a net repayment of $52.7 million during the six months ended June 30, 2010.
We did not make any distributions to our member during the six months ended June 30, 2011. Distributions to our member were $35.0 million during the six months ended June 30, 2010.

Other Items Affecting Liquidity
There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital, and such disruptions are expected to continue for the foreseeable future. Despite these disruptions, we anticipate the ability to fund our capital requirements using cash flows from operations and availability under our bank credit facility, to the extent availability exists after we meet our working capital needs and retain compliance with our bank credit facility and other debt covenants. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us.

Capital Spending and Development
We continually perform on-going refurbishment and maintenance at our facilities to maintain our standards of quality. Certain of these maintenance costs are capitalized, if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. Although we do not have any present future expansion projects, if any opportunities arise, such projects will require significant capital commitments. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.

Our estimated total capital expenditures for 2011 are expected to be approximately $40 million and are primarily comprised of our room renovation at the Borgata hotel and various maintenance capital projects. We intend to fund such capital expenditures through our bank credit facility and operating cash flows.

Commitments and Contingencies
Except as otherwise noted below, the following information with respect to our commitments and contingencies is provided as of December 31, 2010, which is the date of our most recent fiscal year end. There have been no material changes to our commitments and contingencies during the six months ended June 30, 2011.

Tax Credits
Based on New Jersey state income tax rules, we are eligible for a refundable state tax credit under the New Jersey New Jobs Investment Tax Credit (“New Jobs Tax Credit”) because we made a qualified investment in a new business facility that created new jobs. We were not eligible to receive a credit in 2010 or 2009 due to a reduction in employment levels.
Utility Contract
In 2005, we amended our executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of The Water Club. The utility company provides us with electricity and thermal energy

(hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.4 million per annum. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.
Investment Alternative Tax
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, we may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates.
Our CRDA obligations for the three and six months ended June 30, 2011 were $2.0 million and $3.9 million, respectively, of which valuation provisions of $1.2 million and $2.2 million, respectively, were recorded due to the respective underlying agreements.
Our CRDA obligations for the three and six months ended June 30, 2010 were $2.1 million and $4.0 million, respectively, of which valuation provisions of $1.2 million and $2.3 million, respectively, were recorded due to the respective underlying agreements.
Purse Enhancement Agreement
In August 2008, we and the ten other casinos in the Atlantic City market (collectively, the “Casinos”) entered into a Purse Enhancement Agreement (the “Agreement”) with the New Jersey Sports & Exposition Authority (the “NJSEA”) and the CRDA in the interest of further deferring or preventing the proliferation of competitive gaming at New Jersey racing tracks through December 31, 2011. In addition to the continued prohibition of casino gaming in New Jersey outside of Atlantic City, legislation was enacted to provide for the deduction of certain promotional gaming credits from the calculation of the tax on casino gross revenue.
Under the terms of the Agreement, the Casinos are required to make scheduled payments to the NJSEA totaling $90 million to be used for certain authorized purposes (the “Authorized Uses”) as defined by the Agreement. In the event any of the $90 million is not used by NJSEA for the Authorized Uses by January 1, 2012, the unused funds shall be returned by NJSEA to the Casinos pro rata based upon the share each casino contributed. For each year, each casino's share of the scheduled payments will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all Casinos. Each casino, solely and individually, shall be responsible for its respective share of the scheduled amounts due. In the event that any casino shall fail to make its payment as required, the remaining Casinos shall have the right, but not the obligation, to cure a payment delinquency. As a result, we expense our pro rata share of the $90 million, estimated to be approximately $15.0 million based on our actual market share of gross gaming revenue, on a straight-line basis over the applicable term of the Agreement. We recorded expense of $2.5 million and $2.7 million during the six months ended June 30, 2011 and 2010, respectively, and $1.3 million and $1.2 million during the three months ended June 30, 2011 and 2010, respectively.
Atlantic City Tourism District
As part of the State of New Jersey's plan to revitalize Atlantic City, a new law was enacted in February 2011 requiring that a tourism district (the “Tourism District”) be created and managed by the CRDA. The Tourism District has been established to include each of the Atlantic City casino properties along with certain other tourism related areas of Atlantic City. The law requires that a public-private partnership be created between the CRDA and a private entity that represents existing and future casino licensees. The private entity, known as The Atlantic City Alliance (the “ACA”), has been established in the form of a not-for-profit limited liability company, of which MDDC is a member. Once established pursuant to the agreement required by the legislation, the public-private partnership established between the ACA and CRDA shall be for an initial term of five years and its general purpose shall be to revitalize the Tourism District. The law requires that a $5 million contribution be made to this effort by all casinos prior to 2012 followed by an annual amount of $30 million to be contributed by the casinos commencing January 1, 2012 for a term of five years. Each casino's share of the annual contributions will equate to a percentage representing its gross gaming revenue for the prior calendar year compared to the aggregate gross gaming revenues for that period for all casinos. As a result, we will expense our pro rata share of the $155 million as incurred.

Off Balance Sheet Arrangements
Our off balance sheet arrangements mainly consist of our unconsolidated investment in ACES. Our investment in ACES allows us to realize the benefits of contracting with New Jersey Transit to operate express rail service between Manhattan and Atlantic

City in a manner that lessens our initial investment. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions.

In 2005, we amended our executory contracts with a wholly-owned subsidiary of a local utility company, extending the end of the terms to 20 years from the opening of our rooms expansion. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal energy executory contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal energy executory contract are currently estimated at approximately $11.4 million per annum. We also committed to purchase a certain portion of our electricity demand at essentially a fixed rate, which is estimated at approximately $1.7 million per annum. Electricity demand in excess of the commitment is subject to market rates based on our tariff class

We have entered into certain agreements that contain indemnification provisions. In addition, our Amended and Restated Certificate of Incorporation and Restated Bylaws (in the case of MDFC) and our Operating Agreement (in the case of MDDC) contain provisions that provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by law.

We had no outstanding letters of credit as of June 30, 2011.

Critical Accounting Policies
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates, the following of which materially impact our consolidated financial statements: the recoverability of long-lived assets; determination of self-insured reserves; and provisions for deferred tax assets, certain tax liabilities and uncertain tax positions.

Judgments are based on information including, but not limited to, historical experience, industry trends, conventional practices, expert opinions, terms of existing agreements and information from outside sources. Judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from these estimates.

We believe the following critical accounting policies require a higher degree of judgment and complexity, the sensitivity of which could result in a material impact on our consolidated financial statements.

Allowance for Doubtful Accounts
A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Borgata. Our goal is to maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and litigation. Markers are generally legally enforceable instruments and we pursue our rights to every extent permitted by law. In addition to our internal credit and collection departments, we have a network of legal, accounting and collection professionals to assist us in our determinations regarding enforceability and our overall collection efforts.

At June 30, 2011 and December 31, 2010, over 99% of our casino accounts receivable was owed by customers residing in the United States, with a further concentration from customers in the Northeast.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management's prior experience with collection trends in the casino industry and current economic and business conditions. In determining our allowance for estimated doubtful accounts receivable, we apply industry standard reserve percentages to aged account balances and we specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age, the customer's financial condition, compliance with payment plans, collection history and any other known information. The standard reserve percentages applied are based on our historical experience and take into consideration current industry and economic conditions.

The following table presents key statistics related to our casino accounts receivable:

	June 30,
	2011	2010
	(in thousands)
Casino accounts receivable	$50,764	$45,616
Allowance for casino doubtful accounts receivable	23,981	23,494
Allowance as a percentage of casino accounts receivable	47.2%	51.5%
Percentage of casino accounts receivable aged over 365 days	37.0%	42.5%

At June 30, 2011, a 100 basis-point increase in the percentage of casino accounts receivable aged over 365 days would change the provision for doubtful accounts by $0.5 million, based solely on applying the standard reserving methodology to these receivables.

The ultimate collectability of unpaid markers is affected by a number of factors, including changes in economic conditions in the geographical region where our customers reside, changes in collection laws and practices and changes in the economic environment generally. Because individual customer account balances can be significant, the allowance can change significantly between periods, as information about a certain customer becomes known. Our reserve for doubtful casino accounts receivable is based on estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realization, the state of the economy and our credit policy. As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts.

Recoverability of Long-Lived Assets
We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

We reconsider changes in circumstances on a frequent basis, and if a triggering event related to potential impairment has occurred, we solicit third party valuation expertise to assist in the valuation of our investment. There are three generally accepted approaches available in developing an opinion of value: the cost, sales comparison and income approaches. We generally consider each of these approaches in developing a recommendation of the fair value of the asset; however the reliability of each approach is dependent upon the availability and comparability of the market data uncovered, as well as, the decision-making criteria used by market participants when evaluating a property. We will bifurcate our investment, and apply the most indicative approach to overall fair valuation, or in some cases, a weighted analysis of any or all of these methods.

Developing an opinion of land value is typically accomplished using the sales comparison approach by analyzing recent sales transactions of similar sites. Potential comparables are researched and the pertinent facts are confirmed with parties involved in the transaction. This process fosters a general understanding of the potential comparable sales and facilitates the selection of the most relevant comparables by the appraiser. Valuation is typically accomplished using a unit of comparison such as price per square foot of land or potential building area. Adjustments are applied to the unit of comparison from an analysis of comparable sales, and the adjusted unit of comparison is then used to derive a value for the property.

The cost approach is based on the premise that a prudent investor would pay no more for an asset of similar utility than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation date. To arrive at an estimate of the fair value using the cost approach, the replacement cost new is determined and reduced for depreciation of the asset. Replacement cost new is defined as the current cost of producing or constructing a similar new item having the nearest equivalent utility as the property being valued.

The income approach focuses on the income-producing capability of the asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected before-tax cash flows attributable to the asset over its life and converting these before-tax cash flows to present value through capitalization or discounting. The process uses a rate of return that accounts for both the time value of money and risk factors. There are two common methods for converting net income into value; those methods are the direct capitalization and discounted cash flow methods ("DCF"). Direct capitalization is a method used to convert an estimate of a single year's income expectancy into an indication of value in one direct step by dividing the income estimate by an appropriate capitalization rate. Under the DCF method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a specific internal rate of return or a yield rate, because net operating income of the subject property is not fully stabilized.

Our long-lived assets were carried at $1.3 billion at June 30, 2011, or 92.1% of our consolidated total assets. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

i.     a significant decrease in the market price of a long-lived asset;

ii.     a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

iii.      a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

iv.     an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

v.     a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and/or

vi.     a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We did not identify any events or circumstances which required us to evaluate impairment of any of these assets during the six months ended June 30, 2011.

Determination of Self- Insured Reserves
We are currently self-insured up to $75 million, $1 million, $0.25 million, and $0.25 million with respect to each catastrophe related property damage claim, non-catastrophe related property damage claim, general liability claim, and non-union employee medical case, respectively. Self-insurance reserves include accruals of estimated settlements for known claims (“Case Reserves”) as well as accruals of estimates for claims incurred but not yet reported (“IBNR”). Case Reserves represent estimated liability for unpaid losses, based on a claims administrator's estimates of future payments on individual reported claims, including Loss Adjustment Expenses (“LAE”). Generally, LAE includes claims settlement costs directly assigned to specific claims. We estimate case and LAE reserves on a combined basis, but do not include claim administration costs in our estimated ultimate loss reserves. IBNR reserves include the provision for unreported claims, changes in Case Reserves, and future payments on reopened claims.

We have relied upon an industry-based method to establish our self-insurance reserves, which projects the ultimate losses estimated by multiplying the exposures by a selected ultimate loss rate. The selected ultimate loss rates were determined based on a review of ultimate loss rates for prior years, adjusted for loss and exposure trend, and benefit level changes. We believe this method best provides an appropriate result, given the maturing experience and relative stabilization of our claims history. Loss rates are based on industry Loss Development Factors (“LDFs”). Industry LDFs are obtained from various national sources for general liability claims, and we utilize the most recent information available, although there is some lag time between the compilation and publication of such reports, during which unfavorable trends or data could emerge, which would not be reflected in our reserves.

For general liability claims, we use gross revenues as weights, and apply a weighted average industry LDF to yield an initial expectation of the ultimate loss amount. The paid LDFs are used to determine the percentage of the expected ultimate loss that is expected to be unpaid as of the reserving date. This future unpaid percentage is multiplied by the expected ultimate losses to derive the expected future paid losses. As a loss year matures, the expected future paid losses are replaced by actual paid losses.

In estimating our reserves for unpaid losses, it is also necessary to project future loss payments. Actual future losses will not develop exactly as projected and may, in fact, vary significantly from the projections. Further, the projections make no provision for future emergence of new classes of losses or types of losses not sufficiently represented in our historical database or that are not yet quantifiable. Additionally, our results are estimates based on long term averages. Actual loss experience in any given year may differ from what is suggested by these averages. The sensitivity of key variables and assumptions in the analysis was considered. Key variables and assumptions include (but are not limited to) LDFs, trend factors and the expected loss rates/ratios used. It is possible that reasonable alternative selections would produce materially different reserve estimates.

Management believes the estimates of future liability are reasonable based upon this methodology; however, changes in key variables and assumptions used above, or generally in health care costs, accident frequency and severity could materially affect the estimate for these reserves.

Provisions for Deferred Tax Assets, Certain Tax Liabilities and Uncertain Tax Positions
Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with the usability of operating loss and tax credit carryforwards before expiration, and tax planning alternatives.

Our income tax returns are subject to examination by the Internal Revenue Service ("IRS") and New Jersey tax authorities. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes, which prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

We recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

We have established contingency reserves for material, known tax exposures. Our tax reserves reflect management's judgment as to the resolution of the issues involved if subject to judicial review. While we believe our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a taxing authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period.

Our tax reserves for our uncertain tax positions as of June 30, 2011 were $9.0 million. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differ from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements
A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Important Information Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology. Such forward-looking statements include, but are not limited to, the following:

•	Our efforts to strengthen existing operations and growth through capital investment and other strategic initiatives.

•	Our plan to complete the renovation and refurbishing of the Borgata hotel rooms by the second quarter of 2012.

•	The effect of our ongoing litigation on our business, financial position, results of operations and cash flows.

•	Our expectations with respect to the effect that the anticipated sale of the MGM Interest will have on our operations.

•
Our belief that the length of the recovery from the severe economic recession may continue to have a profound effect on consumer spending Our expectation that the significant disruptions in the U.S. and global capital markets that have adversely impacted the ability of borrowers to access capital will continue for the foreseeable future.

•	Our ability to fund our capital requirements using cash flows from operations and availability under our bank credit facility.

•
The sufficiency of our cash and cash equivalents balance, our cash flows from operations and existing financing sources to fund normal operating requirements and to fund capital expenditures during at least the next twelve months.

•
Our estimated total capital expenditures for 2011, our expectation that they will be primarily comprised of our room renovation project and various maintenance capital projects and our intention to fund such capital expenditures through our bank credit facility and operating cash flows.

•	The effect of fluctuations in interest rates on our results.

•
The intense competition in our industry and the possibility of expansion of gaming facilities in the Atlantic City market and nearby states, including the anticipated timing and scope of the development plans of our competitors, and its potential effect on our business.

•	The estimates underlying our critical accounting policies and that assumptions made in the preparation of financial statements in conformity with U.S. GAAP may differ from actual results.

•	That operating results for previous periods are not necessarily indicative of future performance.

•
The effect of recently enacted and proposed legislation, including without limitation, legislation concerning the regulation of gaming, the creation of a tourism district in New Jersey, bans on smoking and increases and decreases in tax rates, on the Atlantic City market, our business and the business of our competitors.

•	The effects of adverse weather conditions on our operations.

•
Our estimated exposure with respect to the UNITE HERE National Retirement Fund, and other funds to which we contribute, and the impact of the associated rehabilitation plans on our financial condition, results of operations and cash flows.

•	Our estimates of future liability with respect to our self-insurance reserves and the sufficiency of our tax reserves to cover uncertain tax positions.

•	The likelihood of interruption to our rights in the land we lease under long-term leases.

•	Our estimated annual energy costs.
Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include, but are not limited to the following:

•	Our ability to comply with debt covenants and generate sufficient cash flow to service our substantial debt.

•
The current economic downturn and its impact on consumer and discretionary spending, and the risk that a continuation or deepening of the economic downturn will result in further decreases in the number of visitors to Atlantic City and the amount they spend on gaming, dining, entertainment and other travel and leisure activities at Borgata.

•	The effects of volatility and weakness in worldwide credit and financial markets.

•	Our dependence on Borgata for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties or that is more geographically diverse.

•
The effects of intense competition that exists in the gaming industry and the risk of increased competition arising from, among other things, new casino development and construction activities in Atlantic City and other states in the mid-Atlantic region from which we attract most of our customers; aggressive marketing, promotional and other actions taken by our competitors in reaction to adverse economic conditions; and changes to gaming regulations or gaming taxes that expand gaming, lower the gaming tax rate in other nearby states or that otherwise result in increased competition to us.

•
The risk that our casino, hotel and other operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, snowstorms, hurricanes and other adverse weather conditions, mechanical failure, extended or extraordinary maintenance, government shutdowns, labor disputes or regulatory compliance issues, among other causes.

•
The effects of events adversely impacting the mid-Atlantic region from which we draw most of our customers, including the effects of the current economic downturn, war, terrorist or similar activity or adverse weather conditions and other natural disasters or the outbreak of an infectious disease impacting the mid-Atlantic region.

•	The possibility that our insurance coverage may not be adequate to cover the losses that our property could suffer.

•
The effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes and smoking restrictions, which could harm our business and increase competition.

•	The risk that our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our bank credit facility and senior secured notes.

•
The risk associated with the anticipated sale of MAC's 50% interest in MDDHC, which is required to take place no later than March 24, 2014, and its potential effects on our business and operations if our other joint venture partner, BAC, elects not to exercise its right of first refusal to purchase such interest. Other than its right of first refusal, BAC generally does not have the ability to select the new venture partner and the ongoing operations of Borgata could change if, for example, a new operating agreement is entered into with the new venture partner.

•
The risk that our existing gaming license is not renewed, or that we may not receive gaming or other necessary licenses for new projects or that Gaming Authorities may revoke, suspend, condition or limit our gaming licenses and casino alcoholic beverage licenses, impose substantial fines and take other adverse actions against us.

•	The risk relating to legal proceedings.

•	Our dependence on key members of existing management and our ability to attract, retain and motivate employees.

•	Our ability to obtain capital commitments to fund our capital improvement projects on terms favorable to us, if at all.

•	The risks relating to compliance with extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

•
The risk inherent by virtue of our ownership by Boyd (through its ownership of BAC) and the Divestiture Trust, and the possibility that their interests as equity holders may compete or otherwise may conflict with our interests or the interests of a holder of the notes as a creditor.

•	The risk that instability in the financial condition of our lenders could have on our bank credit facility and the impact on our business, results of operations and financial condition.
Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item  3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term LIBOR rates, and its potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. We do not enter into market risk sensitive instruments for trading purposes.

Borrowings under our bank credit facility are based upon either: (i) the highest of (a) the agent bank's quoted prime rate, (b) the one-month Eurodollar rate plus 1.00%, or (c) the daily federal funds rate plus 1.50%, and in any event not less than 1.50% (such highest rate, the “base rate”), or (ii) the Eurodollar rate, plus with respect to each of clause (i) and (ii) an applicable margin as provided in the bank credit facility.

The following information with respect to our market risk is provided as of December 31, 2010, which is the date of our most recent fiscal year end. There have been no material changes to our market risk during the six months ended June 30, 2011.

As a result of our issuance of $400 million of 9.50% senior secured notes and $400 million of 9.875% senior secured notes and the amounts outstanding under our bank credit facility, $20 million at June 30, 2011, or 2.4%, of our indebtedness accrues interest at a variable rate, which comprises amounts outstanding under our bank credit facility as of June 30, 2011. Our senior secured notes bear interest at a fixed rate. As a result, we do not expect fluctuations in interest rates to have a material adverse effect on our business, financial condition or results of operations. We do not utilize market risk sensitive instruments for trading purposes.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, specifically our debt obligations, and presents principal cash flows and related weighted-average interest rates by expected maturity dates.
The scheduled maturities of our long-term debt outstanding as of June 30, 2011 for the years ending December 31 are as follows:

	Expected Maturity Date
	Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands, except percentages)
Long-term debt:
Fixed-rate	$—	$—	$—	$—	400,000	$400,000	$800,000
Average interest rate	—%	—%	—%	—%	9.5%	9.9%	9.7%
Variable-rate	$—	$—	$—	$20,000	—	$—	$20,000
Average interest rate	—%	—%	—%	4.4%	—%	—%	4.4%

The following table provides other information about our long-term debt at June 30, 2011.

	June 30, 2011
	Outstanding Face Amount	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
	(In thousands)
Bank credit facility	20,000	20,000	20,000	Level 2
9.50% Senior Secured Notes due 2015	400,000	387,798	416,000	Level 1
9.875% Senior Secured Notes due 2018	400,000	388,298	411,000	Level 1
Total long-term debt	$820,000	$796,096	$847,000
The estimated fair value of our bank credit facility at June 30, 2011 approximates its carrying value due to the short-term maturities and variable pricing of the Eurodollar loans comprising our bank credit facility. The estimated fair values of our senior secured notes are based on quoted market prices as of June 30, 2011.

Item 4.     Controls and Procedures
As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1.    Legal Proceedings
We are subject to various claims and litigation in the normal course of business. Management believes all pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse impact on our financial position, results of operations or cash flows.

Item  1A.    Risk Factors
The risks and uncertainties described below are not the only ones facing us. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our senior secured notes, could decline significantly, and investors could lose all or part of their investment. You should carefully consider the risks described below together with all of the other information included in this Quarterly Report on Form 10-Q.
Risks Related to our Business
Continued weakness and further weakening in global economic conditions may adversely affect consumer spending and tourism trends, resulting in additional deterioration in our business, results of operations and financial condition.
Consumer demand for entertainment and other amenities at casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the current decline in consumer confidence in the economy, including the current housing crisis and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism, could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our business, results of operations and financial condition.
As a result of the present weak economic conditions in the United States, Europe and much of the rest of the world, the uncertainty over the duration of such weakness and the prospects for recovery, consumers are continuing to curb discretionary spending, which is having an effect on the Atlantic City gaming market. The number of annual visitors to Atlantic City has decreased from a peak of 34.9 million visitors in 2005, to 34.5 million in 2006, 33.3 million in 2007, 31.8 million in 2008, 30.4 million in 2009, and 29.3 million in 2010. In addition, after reaching a peak of $5.22 billion in total casino wins in 2006, total casino wins in the Atlantic City market has since declined to $4.92 billion in 2007, $4.55 billion in 2008, $3.94 billion in 2009 and $3.57 billion in 2010. Reduced consumer demand and regional competition contributed to an 11.1% decrease in our net revenues, from approximately $830.5 million for 2008 to approximately $738.4 million for 2010, and $351.8 million for the six months ended June 30, 2011. Since our business model relies on significant expenditures on entertainment, luxury and other discretionary items, continuation or deepening of the economic downturn could further adversely affect our business, results of operations and financial condition.
The recent downturn in the national economy, the volatility and disruption of the capital and credit markets and adverse changes in the global economy has had, and may continue to have, a negative impact on our financial performance and may affect our ability to refinance the notes or our other indebtedness.
The significant distress recently experienced by financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our senior secured notes or our other indebtedness, our flexibility to react to changing economic and business conditions and our ability or willingness to fund new development projects. Furthermore, if a significant percentage of our lenders under our bank credit facility were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund current or future projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under the bank credit facility. We are unable to predict the duration or severity of the current economic downturn or disruption in the capital and credit markets, or its further impact on the larger economy or if any similar downturn or disruption will occur in the future. An extended duration or deterioration in current economic conditions could have a further material adverse impact on our business, results of operations and financial condition.
Intense competition exists in our gaming market, and increased competition may have an adverse effect on our business, results of operations and financial condition.
The gaming industry is highly competitive for both customers and employees, including those at the management level. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We compete with numerous casinos and hotel casinos of varying quality and size in the Atlantic City market. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, and may face new competition from any new forms of gaming that may be legalized in the future. In addition, online gaming, despite its illegality in the United States, is a growing sector in the gaming industry. We are unable to assess the impact that online gaming will have on our operations in the future and there is no assurance that the impact will not be materially adverse.
In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding existing facilities and developing new facilities including a $200 million casino and non-gaming expansion completed in early 2006 and the opening of The Water Club, a 798-room upscale boutique hotel, in June 2008. Our competitors have also invested in expanding their existing facilities and developing new facilities. For example, in early 2009, Trump Entertainment completed the construction of the Chairman Tower, a 782-room hotel tower at the Taj Mahal. In addition, MGM Resorts International, Inc. ("MGM") owns land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of MGM's settlement agreement with the Division of Gaming Enforcement Office of the Attorney General of the State of New Jersey ("NJDGE") and the New Jersey Casino Control Commission ("NJCCC") (together, the "Gaming Authorities"), MGM has agreed that an affiliate of MGM would withdraw its license application for this development. Competition could significantly increase if a developer acquires MGM's interest in such land and succeeds in developing and opening a competing casino property adjacent to Borgata. We may also face increased competition from postponed, ongoing and future projects in Atlantic City. For example, Revel Casino, a new casino and hotel facility located at the northern end of the boardwalk is expected to open by the summer of 2012, which will likely increase competition. Competition also may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in the Atlantic City market, and this intense competition can be expected to continue.
If our competitors operate more successfully than we do, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around the mid-Atlantic region from which we draw most of our customers, we may lose market share or our financial results may be adversely affected.
In particular, the expansion of casino gaming in or near the mid-Atlantic region from which we attract and expect to attract most of our customers has had a significant adverse effect on our business, results of operations and financial condition. In January 2010, table game legislation was signed into Pennsylvania law which allows up to 250 table games at each of the twelve largest authorized casinos and up to 50 table games at each of the remaining two smaller authorized casinos. Table games became operational at the seven existing casinos in the Philadelphia region in mid-July 2010. In addition, other states near New Jersey, including New York and Delaware, either have or are currently contemplating gaming legislation. In January 2010, Delaware legalized table games, which became operational in June 2010 at all three Delaware casinos. Convenience may be a more important factor than amenities for some customers, especially mid-week and repeat customers. These customers may prefer the convenience of a closer drive to a nearby casino over a longer drive to enjoy the amenities that Borgata has to offer. Expansion of gaming facilities in Pennsylvania and other nearby states therefore has resulted in fewer customer visits to our property, which has adversely impacted our business, results of operations and financial condition.
Increased competition also may result from changes to existing gaming regulations. For example, to help spark new investment in Atlantic City, former Atlantic City mayor James Whelan, who is now a state senator, introduced legislation on March 22, 2010 that, among other things, would change the minimum room requirements and size of casino hotels. Instead of 500-room hotels with casinos of at least 60,000 square feet that New Jersey law now requires, developers would be able to build smaller, 20,000 square foot, casinos at hotels with at least 200 rooms under the proposed legislation. The new smaller casinos would be required to pay a tax rate of more than 14 percent on their gross gaming revenues to compensate for the reduced investment compared to existing, larger casinos, which pay just over 9 percent on such revenues. A day after the proposed legislation's introduction, a developer announced an agreement to build a $300 million Hard Rock Casino Hotel next to the Atlantic City Hilton, a project that is anticipated to take advantage of the proposed legislation. The Hard Rock Casino Hotel project would take over what was then billed as a $1 billion-plus mega-casino tentatively called the Gateway Project. The legislation was passed into law by the governor in January 2011 and will likely result in the development of additional smaller, boutique hotel-casinos in the Atlantic City market, further increasing competition. In addition, competition could further increase if, as has been contemplated in the past, the State of New Jersey approves the installation of video lottery terminals ("VLTs") at horse racing facilities in New Jersey.
We also compete with legalized gaming from casinos located on Native American tribal lands. Expansion of Native American gaming in the Northeast or mid-Atlantic region from which we draw most of our customers, could have an adverse effect on our business, results of operations and financial condition. Native American gaming facilities typically have a significant operating advantage over our property due to lower gaming taxes, allowing those facilities to market more aggressively and to expand or update their facilities at an accelerated rate. These competing Native American properties could continue to have an adverse impact on our operations.
We are entirely dependent on Borgata for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.
We are entirely dependent upon Borgata for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company that has more operating properties or is more geographically diverse. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions in the Atlantic City gaming market;

•	changes in New Jersey governmental laws and regulations, including gaming laws and regulations;

•	snowstorms, hurricanes, flooding and other adverse weather conditions, natural and other disasters affecting the mid-Atlantic region;

•	a decline in the number of visitors to Atlantic City;

•	a decrease in gaming and non-gaming activities at our properties; and

•
the outbreak of public health threats at our property or in Atlantic City, or the perception that such threats exist, including pandemic health threats such as the avian influenza, SARS or the H1N1 flu, among others.

In particular, our continued success depends upon our ability to draw customers from New Jersey, New York, Pennsylvania, Maryland and other nearby Northeast and mid-Atlantic states. Adverse weather conditions, road construction, high gasoline prices, disruption in air travel and other factors could make it more difficult for potential customers to travel to Borgata and deter customers from visiting our property. Specifically, adverse weather conditions have had and may have damaging effects on our operations. The 2010 winter season, particularly the months of January and February, was the worst on record, and travel throughout the entire Northeast was extremely difficult. Since we operate only in the Atlantic City market, these and other risks common to the Atlantic City gaming industry may have a greater impact on us than on a gaming company with more properties or that is more geographically diversified. A prolonged disruption at our property due to any such conditions could materially adversely affect our business, results of operations and financial condition.
We may become involved in legal proceedings that, if adversely adjudicated or settled, could negatively impact our business, results of operations and financial condition.
From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of these matters and in general, litigation can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could negatively impact our business, results of operations and financial condition.
The loss of the services of key personnel could have a material adverse effect on our business.

The leadership of the key members of our existing management team has been a critical element of our success. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are not protected by key man or similar life insurance covering members of our senior management.
If we are unable to attract, retain and motivate employees, we may not be able to compete effectively and will not be able to expand our business.
Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate a sufficient number of talented people, with the increasingly diverse skills needed to serve clients and expand our business. Competition for highly qualified, specialized technical and managerial, and particularly consulting personnel, is intense. Recruiting, training, retention and benefit costs place significant demand on our resources. Additionally, the recent downturn in the gaming, travel and leisure sectors has made recruiting executives to our business more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.
Work stoppages and other labor problems could negatively impact our business, results of operations and financial condition.
Approximately 2,400 of our employees were represented by four labor unions as of December 31, 2010. A lengthy strike or other work stoppage could have an adverse effect on our business, results of operations and financial condition. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have not resulted in any success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. There has been a trend towards unionization for employees in Atlantic City. The impact of this union activity is undetermined and could negatively impact our business, results of operations and financial condition.
We are a participant in multiemployer pension plans, and the plans have been certified in critical status by the funds' actuary.
In connection with our collective bargaining agreement with the culinary and hotel workers' union, Local 54/UNITE HERE, we participate in the UNITE HERE National Retirement Fund pension plan (the “Fund”). On March 31, 2010, as a result of the extraordinary decline in the financial markets and downturn in the economy, the Fund was certified in critical status by the Fund's actuary under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006 (the “PPA”). In connection with the certification, the Fund's board of trustees has adopted a rehabilitation plan effective on April 1, 2010 (the “Rehabilitation Plan”) with the goal of enabling the Fund to emerge from critical status by January 1, 2023.
The Rehabilitation Plan provides for certain increases in employer contributions and, in some cases, a reduction in participant benefits. We are required to agree with Local 54/UNITE HERE on the adoption of one of three schedules of future accrual and contribution rates proposed under the Rehabilitation Plan, all of which provide for increased monthly contributions. On May 28, 2010, we agreed upon a schedule with Local 54/UNITE HERE pursuant to which we will begin making increased monthly contributions to the Fund on October 1, 2011.
Our current monthly pension contributions to the Fund range from $0.4 million to $0.5 million, and our unfunded vested liability to the Fund is $47.1 million for the plan year beginning on January 1, 2010.
Additionally, in connection with our collective bargaining agreements with the Local 68 Engineers Union Pension Plan and the NJ Carpenters Pension Fund, we participate in other multiemployer pension plans that have been certified in critical status under the federal multiemployer plan funding laws pursuant to the PPA. The boards of trustees of these plans have adopted rehabilitation plans and we are currently in discussions with the boards regarding our level of participation in the rehabilitation plans. The impact of the rehabilitation plans is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. Our current monthly pension contributions to the funds associated with these plans approximate less than $0.1 million per month in the aggregate. Our aggregate unfunded vested liability to these funds is approximately $4.3 million.
A renewed economic decline could have a significant adverse effect on the financial condition of the Fund, or other funds to which we contribute, which may require us to make contributions in addition to those already contemplated. Any such increases in our required contributions could adversely affect our results of operations.
Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while it is underfunded is subject to payment of such employer's assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can also be assessed withdrawal liability for a partial withdrawal from a multiemployer pension plan. In April 2010, the Fund provided an estimate to us of our exposure, assuming a hypothetical immediate and complete withdrawal from the Fund at the time of such estimate. Based on that estimate, the pre-tax withdrawal liability in that scenario could have been in excess of $47 million. In addition, we estimate that the pre-tax withdrawal liability for the other funds to which we contribute to be approximately $4.0 million. However, we are not able to determine the exact amount of our potential exposure with respect to the Fund, or other funds to which we contribute, because the amount of that exposure could be higher or lower than the estimate, depending on, among other things, the nature and timing of any triggering events and the funded status of the Fund, or other funds to which we contribute, at that time. If, in the future, we elect to withdraw from the Fund, or other funds to which we contribute, additional liabilities would need to be recorded. While it is possible that this would occur in the future, we have not made any decision to incur a partial or complete withdrawal from the Fund or other funds to which we contribute. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Risks Related to our Property
Terrorism and the uncertainty of military conflicts, natural disasters and contagious diseases, as well as other factors affecting discretionary consumer spending, may harm our operating results.
The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of upscale amenities Borgata offers. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq, Afghanistan and in the Middle East, outbreaks of, or the perception of, public health threats and pandemics, adverse weather conditions and natural disasters, among other things, have had negative effects on travel and leisure expenditures. In addition, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of further economic decline and reduced consumer confidence in the economy, may negatively impact our business. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in tourism could significantly harm our operations.
Furthermore, our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. In particular, Borgata is located in a flood zone and is subject to disruption from hurricanes, snow storms and other adverse weather conditions. As previously discussed, severe weather conditions during the first half of 2010 made it very difficult for many of our customers to travel to Borgata, contributing to a decline in revenues during the period. If there is a prolonged disruption at our property due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
Our insurance coverage may not be adequate to cover all possible losses that our property could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.
Although we have “all risk” property insurance coverage for our property, which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. We have basic property damage insurance with a $1.0 million deductible and coverage up to $1.5 billion, flood damage insurance with a $10 million deductible and coverage up to $200 million and named windstorm insurance with a 5% deductible on total insured values, subject to a cap of $50.0 million, and coverage up to $200.0 million. In addition, we are self-insured up to $0.25 million with respect to each of general liability claims and non-union employee medical claims. We accrued $7.2 million and $6.8 million for such claims at June 30, 2011 and December 31, 2010, respectively, and incurred expenses for such insurance claims of approximately $4.8 million and $4.1 million for each of the three months ended June 30, 2011 and 2010, respectively, and $9.1 million and $8.4 million for each of the six months ended June 30, 2011 and 2010, respectively.

Borgata is located in an area that has been identified by the director of the Federal Emergency Management Agency (“FEMA”) as a special flood hazard area. According to the FEMA statistics, this area has a 1% chance of a flood equal to or exceeding the base flood elevation (a 100-year flood) in any given year. Over a 30-year period, the risk of a 100-year flood in a special flood hazard area is 26%. At all times when we have a loan or credit facility from federally insured or regulated lender or lenders, we are required to maintain flood insurance at least equal to the lesser of (a) the outstanding principal balance of the loan; (2) the maximum amount of coverage allowed for the type of property under the National Flood Insurance Program (“NFIP”) managed by FEMA; or (3) the full replacement cost value of the collateral. The maximum amount of NFIP insurance currently available on a commercial building is $500,000. We currently maintain $200 million of flood insurance coverage.
Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.
In addition to the damage caused to our property by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties that may be injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in any such event.
On September 23, 2007, The Water Club, then under construction, sustained a fire that caused damage to property with a carrying value of approximately $11.4 million. Our insurance policies included coverage for replacement costs related to property damage, with the exception of minor amounts principally related to insurance deductibles and certain other limitations. In addition, we had “delay-in-completion” insurance coverage for The Water Club for certain costs, subject to various limitations and deductibles. On August 10, 2009, we reached a final settlement of $40.0 million with our insurance carrier and recognized a gain of $28.7 million, representing the amount of insurance recovery in excess of the $11.3 million carrying value of assets damaged and destroyed by the fire (after our $0.1 million deductible).
We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Our debt instruments and other material agreements require us to meet certain standards related to insurance coverage. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.
Our owned and leased real property are subject to land use and environmental regulations.
We are subject to land use regulations and future development is subject to possible restrictions. Future development may also be subject to coastal land use requirements in accordance with the Coastal Area Facility Review Act. We are also subject to certain environmental requirements. The property is constructed on the site of a former municipal landfill. Other historical operations at the site include a former incinerator, a dredge spoils area, facilities operated by the Atlantic City Department of Public Works (garage and maintenance shop, traffic signal building, police repair/body shop and tow lot) and a parking lot. The landfill was capped and the property remediated, resulting in the issuance of a conditional soils only no further action letter on December 3, 2009 by the New Jersey Department of Environmental Protection (the “NJDEP”). The property is subject to institutional controls including a Ground Water Classification Exception Area and Deed Notices that impose certain restrictions on the property. The property is also subject to engineering controls to maintain the landfill cap and operate storm water controls and a landfill gas venting, monitoring and alarm system. Biennial reports are required to certify that the institutional and engineering controls continue to be protective. If changes in future ground water data no longer support the NJDEP soils no further action conclusion, additional soil remediation and excavation could be required. The facility also generates limited amounts of common hazardous wastes that are subject to proper disposal requirements.
We will incur costs to comply with environmental requirements, such as those relating to permitting, monitoring, reporting, or remediation.
We do not own or control the land underlying the ground leases MDDC has entered into with the landowners.
Marina District Development Company ("MDDC"), as lessee, has entered into a series of ground leases with MAC, Corp. ("MAC"), as lessor, for a total of approximately 19.6 acres of land underlying the public space expansion, the rooms expansion, a parking structure, a surface parking lot, and a proposed alternative parking structure. Except for the surface parking lot, the term of each ground lease entered into with MAC expires on December 31, 2070. The surface parking lot ground lease is on a month-to-month term and may be terminated by either party effective on the last day of the month that is six months after notice is given. In addition, the surface parking lot ground lease will terminate on any termination of the Divestiture Trust, unless the NJCCC approves an extended term of such lease. MGM has transferred ownership of the underlying land and each of these ground leases to the Divestiture Trust pursuant to the terms of its settlement agreement with the NJDGE and the NJCCC.
As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying our property, the Divestiture Trust (or any third party to which the leased land is sold) could take certain actions to disrupt our rights in the land leased under the long term leases. While we do not think such interruption is likely, such events are beyond our control. If the entity owning the leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Additionally, if we default on the terms of any of the long term ground leases, we may be liable for damages and could lose our leasehold interest in the applicable property or portion thereof and any improvement on the land. If any of these events were to occur, our business, results of operations and financial condition could be adversely affected.
In addition, we may lose 900 parking spaces available on the surface parking lot upon termination of the surface parking lot ground lease and the sale of the underlying land to a third party. In such event, MDDC has the option to build a parking garage, if necessary, to replace the lost parking spaces on the land underlying the proposed alternative parking structure. Our business and operations, however, could be disrupted if we are unable to replace the lost parking spaces in a timely manner to meet our parking demands and satisfy applicable zoning requirements.
On July 6, 2010, MDDC received a notice from MAC that the trustee of the Divestiture Trust had entered into an agreement with a third party to sell the land contributed by MAC to the Divestiture Trust in connection with MAC's settlement agreement with the NJDGE, except the land underlying the surface parking lot ground lease. On November 4, 2010, MGM announced that it had closed the sale of the land leased to MDDC pursuant to four ground leases, all of which remain in effect following the closing of the sale of the underlying land. Other than MDDC's obligation to pay rent (in an amount equal to the amount paid under the parking structure ground lease) and property taxes pursuant to the alternative parking structure ground lease, our obligations under the ground leases were not modified by the sale.
Energy price increases may adversely affect our cost of operations and our revenues.
Our operations use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy or fuel have been experienced to date, substantial increases in energy and fuel prices in the United States have, and may continue to, negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, of which the impact could be material. In addition, energy and gasoline price increases could result in a decline of disposable income of potential customers, an increase in the cost of travel and a corresponding decrease in visitation and spending at Borgata, which could have a significant adverse effect on our cost of operations and our revenues.
We have executory contracts with a wholly-owned subsidiary of a local utility company with terms that extend 20 years from the opening of The Water Club. The utility company provides us with electricity and thermal energy (hot water and chilled water). Obligations under the thermal executory energy contract contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the thermal executory energy contract were estimated at approximately $11.4 million per annum. We are also obligated to purchase a certain portion of our electricity demand at essentially a fixed rate which is estimated at approximately $1.7 million per year. Electricity demand in excess of the commitment is subject to market rates based on our tariff class.
Risks Related to the Regulation of Our Industry
We are subject to extensive governmental regulation, as well as federal, state and local laws affecting business in general, which may harm our business.
Various regulatory authorities at the federal, state and local levels have broad powers with respect to the conduct of casino operations and the Gaming Authorities may revoke, suspend, condition or limit our gaming licenses and casino alcoholic beverage licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, results of operations and financial condition. If additional gaming regulations are adopted in New Jersey or any new jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us.
From time to time, various proposals are introduced in the New Jersey state legislature that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. Legislation of this type may be enacted in the future.
Regulation of Smoking
On January 15, 2006, the New Jersey legislature adopted the New Jersey Smoke-Free Air Act, which was effective on April 15, 2006. The law prohibits the smoking of tobacco in structurally enclosed indoor public places and workplaces in New Jersey, including licensed casino hotels. The law permits smoking within the perimeter of casino and casino simulcasting areas, and permits 20% of hotel guest rooms to be designated as smoking rooms.
On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. During April 2008, Atlantic City's City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008; however, on October 27, 2008, Atlantic City's City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban became effective on November 16, 2008. In December 2009, Atlantic City's City Council announced that it would not consider a full smoking ban in casinos until at least the end of 2011.
New Jersey laws restricting smoking at casinos and, if adopted, the proposed Atlantic City ordinance that bans smoking in the casino and casino simulcasting areas could adversely affect Atlantic City casinos, including Borgata.
Regulation of Directors, Officers, Key Employees, Partners and Transactions
Our directors, officers, key employees and members must meet approval standards of the Gaming Authorities. If a Gaming Authority were to find a person occupying any such position or any other partner unsuitable, we would be required to sever our relationship with that person or the partner may be required to dispose of its interest in the joint venture. The Gaming Authority conducts investigations into the conduct or associations of our directors, officers, key employees or members to ensure compliance with applicable standards. For example, as part of an examination into the renewal of our gaming license, the NJDGE recently completed an investigation into MGM's relationship with its joint venture partner in Macau, which led to a settlement agreement entered into between the NJDGE and MGM pursuant to which MGM has agreed to divest the MGM Interest through a Divestiture Trust.
The public and private issuances of securities, including material debt transactions such as the offering of our senior secured notes and other transactions to which we are a party, also require the approval of Gaming Authorities.
Regulations Affecting Businesses in General
In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.
We operate in a highly taxed industry and may be subject to higher taxes in the future. If the New Jersey state legislature increases gaming taxes and fees, our results could be adversely affected.
Atlantic City casinos, including Borgata, currently pay an 8.0% tax rate on gross gaming revenues and a community investment alternative obligation equal to 1.25% of gross gaming revenues, for an effective tax rate of 9.25%. We also pay other taxes and fees including property taxes, sales and use taxes, payroll taxes, franchise taxes, room taxes, parking fees, various license fees, investigative fees and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. We are treated as a partnership for federal income tax purposes and, therefore, federal income taxes are the responsibility of the members. Casino partnerships in New Jersey, however, are subject to state income taxes under the Casino Control Act. Therefore, we are required to pay New Jersey state income taxes. We cannot provide assurance that the State of New Jersey will not enact legislation that increases gaming tax rates. The global economic downturn has reduced the revenues of state governments from traditional tax sources, which may cause state legislatures to be more inclined to increase gaming tax rates.
Risks Related to our Significant Indebtedness
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.
We have a significant amount of indebtedness. As of June 30, 2011, we had $796.1 million of net indebtedness outstanding, which was comprised of $20.0 million outstanding under our bank credit facility and $776.1 million, net of the unamortized discounts and debt financing costs, outstanding under our senior secured notes.
Our substantial indebtedness could have important consequences. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our senior secured notes and our other indebtedness, which could in turn result in an event of default on the senior secured notes or such other indebtedness;

•	limit our ability to borrow additional funds or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes, such as funding our working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•	place us at a competitive disadvantage compared to certain competitors that have proportionately less debt; and

•
prevent us from raising the funds necessary to repurchase all of the senior secured notes tendered to us upon the occurrence of a change of control, which would constitute a default under the indenture governing the senior secured notes, which in turn could trigger a default under the bank credit facility if the bank credit facility remains outstanding after such change of control.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects or ability to satisfy our obligations under the senior secured notes.
The indenture governing our senior secured notes and bank credit facility contain various covenants limiting the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking some corporate actions.

The indenture governing the senior secured notes and the bank credit facility impose significant operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability to:

•	incur additional indebtedness;

•	make restricted payments (including paying dividends on, redeeming, repurchasing or retiring the capital stock of MDFC or the membership interests of MDDC);

•	make investments;

•	create, incur or suffer to exist liens;

•	sell assets;

•	enter into agreements restricting our subsidiaries' ability to pay dividends, make loans or transfer assets to us;

•	engage in transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.
These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other business opportunities.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the indebtedness under these agreements, terminate any funding commitments and foreclose upon any collateral securing such indebtedness. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the senior secured notes. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy. We cannot provide assurance that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Holders or beneficial owners of our senior secured notes may be required to dispose of, or we may be permitted to redeem, the senior secured notes pursuant to gaming laws.
A Gaming Authority may require that a holder of our senior secured notes be licensed, qualified or found suitable, or comply with any other requirement under applicable New Jersey gaming laws, rules, regulations and supervisory procedures to which we are subject (collectively, the “Gaming Laws”). By the terms of the indenture governing the senior secured notes, holders of the notes will agree to comply with all Gaming Law requirements, including to apply for a license, qualification or a finding of suitability, within the required time period, as provided by the Gaming Authority. We will not be responsible for any costs or expenses such holder may incur in connection with such holder's application for a license, qualification or a finding of suitability, or compliance with any other requirement of a Gaming Authority.

In particular, under recent amendments to the Casino Control Act, a casino licensee must demonstrate by clear and convincing evidence the good character, honesty and integrity of all financial backers, including holders of the notes, which bear any relation to a casino project who hold 25% or more of such financial instruments or evidences of indebtedness; provided, however, in circumstances of default, any person holding 10% of such financial instruments or evidences of indebtedness shall be required to establish and maintain such qualification; and further provided, that the applicable Gaming Authority may in its discretion require qualification in any event at a lower threshold. The recent amendments to the Casino Control Act raised the threshold at which licensure or qualification will generally be required. Banking and other licensed lending institutions that make a loan or hold a mortgage or other lien acquired in the ordinary course of business are generally exempt from this requirement. The Gaming Laws also contain provisions that permit waiver if the holder of securities is an “institutional investor” as defined under the Gaming Laws and certain other conditions are met.

Prior approval of the transfer of publicly traded securities is generally not necessary. However, licensure, qualification, exemption or waiver of the purchaser as described herein may be necessary. There is no guarantee that the holders of the senior secured notes will be found exempt or will be waived from qualification. There is also no assurance that if qualification of a holder of the senior secured notes or its affiliates is required by a Gaming Authority, that the NJCCC will deem such holder or its affiliates qualified.

The Gaming Laws contain a provision for the placement of securities into an interim casino authorization trust with a trustee appointed by the Gaming Authorities during the time any security holder is being qualified.
In addition to the indebtedness under the senior secured notes and the bank credit facility, we may be able to incur substantially more indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and MDDC's future subsidiaries may be able to incur substantially more debt in the future provided we are in compliance with such bank credit facility financial covenants or indenture. Although the indenture governing the senior secured notes and the bank credit facility contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The terms of the indenture permit us to incur additional indebtedness, including additional secured indebtedness. If we incur any additional indebtedness secured by liens on the collateral that rank equally with those securing the senior secured notes, the holders of that additional indebtedness will be entitled to share ratably with noteholders in any proceeds distributed in connection with any foreclosure, insolvency, liquidation, reorganization, dissolution or other similar proceedings.
Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our debt.
Our ability to make payments on, or repay or refinance, our indebtedness, including the senior secured notes, and to fund planned capital expenditures, will depend largely upon our future operating performance. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In particular, if adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants that we are subject to under our indebtedness. In addition, our ability to borrow funds in the future to make payments on our indebtedness will depend on the satisfaction of the covenants in the indenture, the bank credit facility and our other debt agreements, and other agreements we may enter into in the future. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the bank credit facility or from other sources in an amount sufficient to enable us to pay our indebtedness, including the senior secured notes, or to fund our other liquidity needs.

We cannot provide assurance that we will be able to refinance any of our indebtedness, including the bank credit facility, on commercially reasonable terms or at all. In particular, the bank credit facility matures prior to the maturity of the senior secured notes. If we were unable to make payments or refinance our indebtedness or obtain new financing under these circumstances, we would have to consider other options, such as the sale of assets, the sales of equity and/or negotiations with our lenders to restructure the applicable indebtedness. The indenture governing the senior secured notes, the bank credit facility and our other debt instruments may restrict, or market or business conditions may limit, our ability to take some or all of these actions.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the senior secured notes.
If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal or premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Any default under the agreements governing our indebtedness, including a default under our bank credit facility that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could render us unable to pay the principal or premium, if any, and interest on the senior secured notes and substantially decrease the market value of the senior secured notes.
The value of the collateral securing the senior secured notes may not be sufficient to satisfy all our obligations under the senior secured notes.
In the event of a foreclosure on the collateral (or a distribution in respect thereof in a bankruptcy or insolvency proceeding), the proceeds from the collateral securing our bank credit facility and the senior secured notes may not be sufficient to satisfy the senior secured notes because such proceeds would, under the intercreditor agreement, first be applied to satisfy our priority payment obligations under our bank credit facility. Only after all of our priority payment obligations under our bank credit facility have been satisfied will proceeds from such collateral be applied to satisfy our obligations under the senior secured notes.

The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as the collateral for the senior secured notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral securing our obligations under our bank credit facility and the senior secured notes will be sufficient to pay our obligations under the senior secured notes, in full or at all, after first satisfying our priority payment obligations in full under our bank credit facility. There also can be no assurance that the collateral will be saleable, and, even if saleable, the timing of its liquidation would be uncertain. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the senior secured notes. Any claim for the difference between the amount, if any, realized by holders of the senior secured notes from the sale of the collateral securing the senior secured notes and the obligations under the senior secured notes rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.
The indenture governing the senior secured notes allows liens in favor of other secured creditors with priority over the liens securing the senior secured notes. There are also certain categories of property that are excluded from the collateral.
The indenture permits liens in favor of third parties to secure other obligations or additional debt, including purchase money indebtedness and capital lease obligations. In some cases, such liens could have priority over the liens granted to the collateral agent to secure the guarantees or the obligations under the senior secured notes. The scope of permitted liens, and our ability to incur purchase money indebtedness and capital lease obligations, are subject to certain limitations.
To the extent that liens permitted under the indenture encumber any of the collateral securing the senior secured notes and the guarantees, the other secured parties may have rights and remedies with respect to the collateral that could adversely affect the value of the collateral and the ability of the collateral agent, the trustee under the indenture or the holders of the senior secured notes to realize or foreclose on the collateral. Such liens and rights include, among other things, potential mechanics' liens that could be filed by suppliers, contractors or other parties in connection with our ongoing renovation projects at Borgata. Consequently, liquidating the collateral securing the senior secured notes may not result in proceeds in an amount sufficient to pay any amounts due under the senior secured notes after also satisfying the obligations to pay any creditors with superior liens and obligations under the payment priority bank credit facility. If the proceeds of any sale of the collateral are not sufficient to repay all amounts due on the senior secured notes, the holders of the senior secured notes (to the extent the senior secured notes are not repaid from the proceeds of the sale of the collateral) would have only an unsecured, unsubordinated claim against our and the guarantors' remaining assets.
Certain categories of assets are excluded from the collateral securing the senior secured notes and the guarantees. Excluded assets include (i) capital stock of any person, (ii) any right, title or interest of MDDC or any guarantor in any gaming license, (iii) certain non-assignable permits, licenses and contractual obligations, (iv) any real properties owned by us that are not material real properties and (v) any real properties leased by us that are not material leasehold interests. In addition, we will not be obligated to perfect the security interest in personal property other than deposit accounts with respect to which a lien cannot be perfected by the filing of a financing statement, up to an aggregate book value of $35 million at any time.
It may be difficult to realize the value of the collateral pledged to secure the senior secured notes.
Our obligations under the senior secured notes and the guarantees are secured by substantially all of our and each guarantor's property and assets. With respect to some of the collateral, the collateral agent's security interest and ability to foreclose will be limited by the need to meet certain requirements, such as obtaining third-party consents and governmental approvals, complying with state law requirements and making additional filings. If we are unable to obtain these consents and approvals, comply with such requirements or make such filings, we may not be able to realize the value of the collateral subject to such security interests. We cannot assure you that any such required consents or approvals can be obtained on a timely basis or at all. These requirements may limit the number of potential bidders for certain collateral in any foreclosure and may delay any sale, either of which events may have an adverse effect on the sale price of the collateral. Therefore, without the appropriate consents, approvals and filings, the practical value of realizing on the collateral may be limited.
In addition, our business requires numerous federal, state and local permits and licenses. Continued operation of Borgata depends on the maintenance of such permits and licenses. Our business may be adversely affected if we are unable to comply with existing regulations or requirements or changes in applicable regulations or requirements. In the event of foreclosure, the transfer of such permits and licenses may be prohibited or may require us to incur significant cost and expense. Further, we cannot assure you that the applicable governmental authorities will consent to the transfer of all such permits. If the regulatory approvals required for such transfers are not obtained or are delayed, the foreclosure may be delayed, a temporary shutdown of operations may result and the value of the collateral may be significantly impaired.
The security interest of the collateral agent, for the benefit of the trustee under the indenture or the holders of the senior secured notes, is subject to practical problems generally associated with the realization of security interests in collateral. For example, the collateral agent may need to obtain the consent of third parties to enforce a security interest in certain of the assets consisting of the collateral, and we cannot assure you that the collateral agent will be able to obtain any such consent. Accordingly, the collateral agent may not have the ability to foreclose upon such assets, and the value of the collateral may significantly decrease.
Gaming Laws will impose additional restrictions on foreclosure.
The ability of the collateral agent under the intercreditor agreement to foreclose upon the gaming assets that constitute a portion of the collateral is limited by applicable Gaming Laws. Specifically, MDDC's gaming license is not included as part of the collateral and neither the collateral agent nor any holder of the senior secured notes is permitted to operate or manage any gaming business or assets, including gaming devices, unless such person has been licensed under applicable Gaming Laws for such purpose. In addition, Gaming Laws generally require that all persons who propose to own interests in licensed gaming operations be found suitable or qualified by the NJCCC. Consequently, the collateral agent and, in certain circumstances, holders of the senior secured notes would be required to file applications with the Gaming Authorities for qualification or a petition for waiver or exemption with the NJDGE, as well as to file a petition requesting approval to enforce a security interest in gaming assets before they take steps to enforce the security interest. In addition, a prospective purchaser of the assets or properties comprising the gaming businesses of Borgata would also be required to file the necessary applications, be investigated, provide all information requested by the investigating body, pay all fees and costs charged by the Gaming Authorities for such investigations, and be found suitable by the NJCCC before acquiring the gaming assets that constitute a portion of the collateral through the foreclosure sale. Although the Gaming Laws permit interim qualification and the placement of the gaming assets into an interim casino authorization trust during the time an applicant is being fully qualified, these requirements may nonetheless limit the number of potential bidders who would participate in any foreclosure or bankruptcy sale and may delay the sale of the gaming assets that constitute a portion of the collateral, either of which could have an adverse effect on the amount of proceeds received from such sales. Further, in the event of a bankruptcy of the gaming licensee or a foreclosure on a lien by a person holding a security interest for which gaming devices are security in whole or in part for the lien, the Gaming Authorities may authorize the disposition of the gaming devices; however, such disposition may only be made in the manner approved by the Gaming Authorities.
Rights of holders of senior secured notes in the collateral may be adversely affected by the failure to perfect liens on certain collateral acquired in the future.
Applicable law requires that certain property and rights acquired after the grant of a general security interest or lien can only be perfected at the time such property and rights are acquired and identified. There can be no assurance that the trustee or the collateral agent will monitor, or that we will inform the collateral agent or the trustee of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the lien on such after-acquired collateral. Neither the collateral agent nor the trustee for the holders of the senior secured notes has any obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interests therein. Such failure may result in the loss of the practical benefits of the liens thereon or of the priority of the liens on such property or assets.
Claims of creditors of subsidiaries which do not guarantee the senior secured notes are structurally senior and have priority over holders of the senior secured notes with respect to the assets and earnings of such subsidiaries.
While MDFC had no subsidiaries and MDDC had no subsidiaries other than MDFC at the time of issuance of the senior secured notes, subsidiaries we form or acquire in the future may not necessarily be guarantors under the indenture. All liabilities of such subsidiaries that do not guarantee the senior secured notes are effectively senior to the senior secured notes to the extent of the value of the assets of such non-guarantor subsidiaries.
Fraudulent conveyance laws may permit courts to void the guarantees of the senior secured notes in specific circumstances, which would interfere with the payment of the guarantees and realization upon collateral owned by the guarantors.
MDFC's issuance of the senior secured notes and the issuance of the guarantees by MDDC, and any of MDDC's future subsidiaries may be subject to review under federal and state fraudulent conveyance or similar laws. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, any guarantee made by MDDC or any of MDDC's future subsidiaries could be voided, or claims under the guarantee made by MDDC or any of MDDC's future subsidiaries could be subordinated to all other obligations of MDDC or any such subsidiary, if MDDC or the subsidiary, at the time it incurred the obligations under any guarantee:

•incurred the obligations with the intent to hinder, delay or defraud creditors; or

•	received less than reasonably equivalent value in exchange for incurring those obligations; and was insolvent or rendered insolvent by reason of that incurrence;

•	was engaged in a business or transaction for which such person's remaining assets constituted unreasonably small capital; or
•intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.
A legal challenge to the obligations under any guarantee on fraudulent conveyance grounds could focus on any benefits received in exchange for the incurrence of those obligations. Because a portion of the proceeds from the offering of the senior secured notes were used to fund a dividend to the Joint Venture Partners, a court could conclude that the senior secured notes were issued for less than reasonably equivalent value. The obligations of each guarantor under its note guarantee contain a net worth limitation to reduce the risk that a note guarantee would constitute a fraudulent conveyance under applicable law.
The measures of insolvency for purposes of the fraudulent transfer laws vary depending on the law applied in the proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, is greater than the fair saleable value of all of its assets;

•
the present fair saleable value of its assets is less than the amount that would be required to pay its probable liabilities on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it cannot pay its debts as they become due.
If a guarantee of the senior secured notes by MDDC or a future subsidiary were deemed void as a fraudulent transfer, holders of other indebtedness of, and trade creditors of, MDDC or that subsidiary would generally be entitled to payment of their claims from the assets of MDDC or the subsidiary that constitute a portion of the collateral before such assets could be made available for distribution to us to satisfy our own obligations, including the senior secured notes.
In the event of a bankruptcy, the ability of the holders of the senior secured notes to realize upon the collateral will be subject to certain bankruptcy law limitations.
In addition to limitations under the intercreditor agreement, bankruptcy law could prevent the collateral agent from repossessing and disposing of, or otherwise exercising remedies in respect of, the collateral upon the occurrence of an event of default if a bankruptcy proceeding were to be commenced by or against us or the guarantors prior to the collateral agent having repossessed and disposed of, or otherwise exercised remedies in respect of, the collateral. Under the U.S. bankruptcy code, a secured creditor such as the collateral agent is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the bankruptcy code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instrument; provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to the circumstances, but it is intended in general to protect the value of the secured creditor's interest in the collateral. The court may find “adequate protection” if the debtor pays cash or grants additional security, if and at such times as the court in its discretion determines, for any diminution in the value of the collateral during the pendency of the bankruptcy case. In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments with respect to the senior secured notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent could repossess or dispose of the collateral or whether or to what extent holders would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.”
Any future pledge of collateral might be avoidable in bankruptcy.
Any future pledge of collateral in favor of the collateral agent, including pursuant to mortgages and other security documents delivered after the date of the indenture governing the senior secured notes, might be avoidable by the pledgor (as debtor-in-possession) or by its trustee in bankruptcy if certain events or circumstances exist or occur, including, among others, if the pledgor is insolvent at the time of the pledge, the pledge permits the holders of the notes to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced within 90 days following the pledge or, in certain circumstances, a longer period.
Risks Related to our Ownership
We are owned, indirectly, by the members of MDDHC, and their equity interests may conflict with our interests or the interests of our debt holders.
The members of MDDHC indirectly own 100% of MDDC's outstanding membership interests and will control all matters submitted for approval by MDDC's member. These matters could include the election of the members of MDFC's board of directors, amendments to our organizational documents, or the approval of any proxy contests, mergers, tender offers, sales of assets or other major corporate transactions. The interests of the members of MDDC may compete or otherwise conflict with our interests. For example, Boyd, as a diversified operator of 15 wholly-owned gaming entertainment properties, may from time to time develop or acquire and hold additional gaming businesses that compete directly or indirectly with us. Boyd may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
In addition, as of March 24, 2010, the date MAC transferred the MGM Interest and certain land, including land leased to MDDC, was transferred to the Divestiture Trust, Boyd effectively obtained control of us. In connection with the transfer, BAC and MAC entered into an amendment to the Operating Agreement, which provides, among other things, for the termination of MGM's participating rights in the operations of MDDHC, effective as of the date of the transfer. As a result, Boyd, through BAC, has effective control of MDDHC.
Boyd, through BAC's operational control of MDDHC, has the ability to significantly influence our affairs and policies, including the election of the board of directors of MDFC and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of the members of MDDC or the stockholder of MDFC, including a merger, consolidation, sale of assets or other extraordinary transactions.
Moreover, the interests of the members of MDDC may not in all cases be aligned with the interests of a holder of the notes. For example, the members of MDDC could cause us to make acquisitions that increase the amount of the indebtedness that is secured or senior to the notes or sell revenue-generating assets, impairing our ability to make payments under the notes. Additionally, the members of MDDC own and operate businesses that compete directly or indirectly with us. Accordingly, the members of MDDC may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, the members of MDDC may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of our notes.
MGM has transferred its ownership interest to a divestiture trust for sale to a third party.
As a result of the NJDGE's investigation of MGM's relationship with its joint venture partner in Macau, on March 24, 2010, MAC, a second tier, wholly-owned subsidiary of MGM, transferred its 50% ownership interest and certain land leased to MDDC into a divestiture trust, of which MGM and its subsidiaries are the economic beneficiaries, for sale to a third party. BAC, a wholly-owned subsidiary of Boyd, has a right of first refusal to purchase the MGM Interest from the Divestiture Trust on the same terms as proposed by any third-party buyer.
As the managing member since our inception, BAC, through MDDHC, has been, and will continue to be, responsible for the oversight and management of our day-to-day operations. Based on the terms of the Operating Agreement between BAC and MAC, we anticipate that BAC will retain control of the operations of Borgata after the sale of the MGM Interest. If BAC elects not to exercise its right of first refusal, a new member may want to negotiate greater rights or different terms. A new member could have economic or business interests or goals that are inconsistent with our economic or business interests or goals. The ongoing operation of Borgata could change if BAC negotiates agreements with a new member that contain terms that differ from the existing Operating Agreement. In addition, we do not have any rights with respect to whether BAC exercises its right of first refusal or with respect to the selection of the new member.
On July 6, 2010, MDDC received a notice from MAC that the trustee of the Divestiture Trust had entered into an agreement with a third party to sell the land contributed by MAC to the Divestiture Trust in connection with MAC's settlement agreement with the NJDGE, except the land underlying the surface parking lot ground lease. On November 4, 2010, MGM announced that it closed the sale of the land leased to MDDC pursuant to four ground leases, all of which remain in effect following the closing. Other than MDDC's obligation to pay rent (in an amount equal to the amount paid under the parking structure ground lease) and property taxes pursuant to the alternative parking structure ground lease, our obligations under the ground leases are not modified by the sale.

Item  6.    Exhibits

Exhibit Number	Document

31.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

31.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

32.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

101
The following materials from Marina District Development Company LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Member Equity for the six months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1932, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on August 15, 2011.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC

By:	/s/ Robert L. Boughner
Robert L. Boughner
President and Chief Operating Officer Principal Executive Officer

By:	/s/ Josh Hirsberg
Josh Hirsberg
Principal Financial Officer and Principal Accounting Officer

EXHIBIT LIST

Exhibit Number

31.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

31.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act rule 13a-14(a).

32.1	Certification of the principal executive officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

32.2	Certification of the principal financial officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.

101
The following materials from Marina District Development Company LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Member Equity for the six months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.*