Form 10-Q/A
period 2011-06-30
Marina District Development Company, LLC
filed 2011-11-14
CIK 1517008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

We originally filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original Filing”). The Original Filing is being amended by this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to provide conforming signatures on the certifications by the Registrant's Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Executed versions of these certifications as of the date of the Original Filing and the date of this Amendment have been retained by the Registrant and will be furnished to the Securities and Exchange Commission or its staff upon request.

This Amendment is as of the date of the Original Filing, and does not reflect events that may have occurred subsequent thereto, and does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the date of the Original Filing.

MARINA DISTRICT DEVELOPMENT COMPANY, LLC
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE PERIOD ENDED JUNE 30, 2011

PART I. Financial Information

Item 1.	Financial Statements
Unless otherwise indicated, all historical consolidated financial information in this Quarterly Report on Form 10-Q/A is information regarding Marina District Development Company, LLC, a New Jersey limited liability company (“MDDC”), the parent of Marina District Finance Company, Inc., a New Jersey corporation (“MDFC”). MDFC is a 100% owned finance subsidiary of MDDC. MDDC has fully and unconditionally guaranteed MDFC's securities. Unless otherwise indicated or required by the context, the terms “we,” “our,” “us” and the “Company” refer to MDDC and MDFC.
The accompanying unaudited condensed consolidated financial statements of MDDC have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). The financial information included in this quarterly report on Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2010, included in the Company's Registration Statement on Form S-4, as filed with the SEC on May 19, 2011 and declared effective by the SEC on May 26, 2011.
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

Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with the instructions for generally accepted accounting principles in the United States (“GAAP”), have been condensed or omitted, although we believe that the disclosures made herein are adequate to make the information reliable in these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our audited financial statements for the year ended December 31, 2010, included in our registration statement on Form S-4, as filed with the SEC on May 19, 2011, and declared effective by the SEC on May 26, 2011. The condensed consolidated balance sheet as of December 31, 2010, as presented herein, has been derived from our audited financial statements.

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

We evaluate our investment in this unconsolidated subsidiary for impairment when events or changes in circumstances indicate that the carrying value of such investment may have experienced an other-than-temporary decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determine whether such impairment is other-than-temporary based on our assessment of all relevant factors.
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

The amounts included in promotional allowances are as follows:

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

NOTE 5.    LONG-TERM DEBT, NET

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. Unless the context otherwise requires, all references herein to “we,” “our,” “us” and the “Company,” or similar terms, refer to Marina District Development Company, LLC (“MDDC”) and Marina District Finance Company, Inc. (“MDFC”).

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

Important Information Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q/A contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology containing works such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “outlook,” “could,” “would,” “estimate,” “continue,” “pursue,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” or the negative thereof or comparable terminology. Such forward-looking statements include, but are not limited to, the following:

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
Additional factors that could cause actual results to differ are discussed in Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 and in other current and periodic reports provided by us from time to time. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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
The risks and uncertainties described below are not the only ones facing us. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our senior secured notes, could decline significantly, and investors could lose all or part of their investment. You should carefully consider the risks described below together with all of the other information included in this Quarterly Report on Form 10-Q/A.
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

101
The following materials from Marina District Development Company LLC's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Member Equity for the six months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on November 14, 2011.

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

101
The following materials from Marina District Development Company LLC's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Member Equity for the six months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.*